Form 10-Q
period 2014-06-30
Fragmented Industry Exchange Inc
filed 2014-08-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2014.
                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________ .

Commission file number: 333-192647

Fragmented Industry Exchange Inc.
 (Exact name of registrant in its charter)

Delaware	47-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Mountain Laurel Rd, Fairfield CT	06824
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 203.247.3687

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2014
Common Stock, $0.001 par value per share	4,132,000 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	F-1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7
ITEM 5.	OTHER	8

PART II	OTHER INFORMATION	8

ITEM 1.	LEGAL PROCEEDINGS	8
ITEM 1A.	RISK FACTORS	8
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS

SIGNATURES

PART I. Financial Information (a Development Stage Company)

Item 1. Interim Financial Statements.

Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	F-1

Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013 and from Inception (March 7, 2012) to June 30, 2014 (unaudited)	F-2

Condensed Statements of Changes in Stockholders’ Equity (Deficit) from Inception (March 7, 2012) to June 30, 2014 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and from Inception (March 7, 2012) to June 30, 2014 (unaudited)	F-4

Notes to Financial Statements	F-5

FRAGEMENTED INDUSTRY EXCHANGE INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS
	6/30/14	12/31/13
CURRENT ASSETS:
Cash or cash equivalents	$192	$556
TOTAL CURRENT ASSETS	192	556

TOTAL ASSETS	$192	$556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILTIES:
Accounts payable and accrued expenses	$29,695	$8,000
Accrued interest	3,937	1,831
Income tax payable	250	250
Revolving credit line - current portion	49,600	15,100
TOTAL CURRENT LIABILITIES	83,482	25,181

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized,
4,132,000 and 3,967,000 shares issued and outstanding,
as of June 30, 2014 and December 31 2013, respectively	413	397
Additional paid-in capital	66,187	57,953
Deficit accumulated during the development stage	(149,890)	(82,975)
TOTAL STOCKHOLDERS' EQUITY	(83,290)	(24,625)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192	$556

The accompanying notes to condensed financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND FROM INCEPTION (MARCH 7, 2012)
THROUGH JUNE 30, 2014 (UNAUDITED)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Inception through June 30, 2014

Revenues:
Monthly business listing fees	$-	$-	$-	$-	$525
Total Revenues	-	-	-	-	525

Cost of revenues	-	-	-	-	103
Gross Profit	-	-	-	-	422

Operating expenses:
Stock based compensation	-	-	8,250	-	8,250
General and administrative	1,152	157	26,559	5,452	77,876
General and administrative costs from a related party	15,000	-	30,000	-	60,000
Total operating expenses	16,152	157	64,809	5,452	146,126

Loss from operations	(16,152)	(157)	(64,809)	(5,452)	(145,704)

Other expenses
Interest expense	1,287	237	2,106	474	3,937
Total other expenses (income)	1,287	237	2,106	474	3,937

Loss before taxes	(17,439)	(394)	(66,915)	(5,926)	(149,640)
Income tax provision	-	-	-	-	250

Net loss applicable to common shareholders	$(17,439)	$(394)	$(66,915)	$(5,926)	$(149,890)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	4,132,000	3,500,000	4,081,583	3,500,000

The accompanying notes to condensed financial statements are an integral part of these statements.

FRAGEMENTED INDUSTRY EXCHANGE INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 7, 2012)
THROUGH JUNE 30, 2014 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Deficit Accumulated during	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Development Stage	Equity (Deficit)

Balance at Inception, March 7, 2012	-	$-	0	$-	$-	$-	$-

Issuance of common stock			3,500,000	350	34,650		35,000
Net loss for period	-	-				(28,757)	(28,757)

Balance December 31, 2012	-	$-	3,500,000	$350	$34,650	$(28,757)	$6,243

Issuance of common stock			467,000	47	23,303		23,350
Net loss for period	-	-				(54,218)	(54,218)
	-	-
Balance December 31, 2013	-	$-	3,967,000	$397	$57,953	$(82,975)	$(24,625)

Issuance of common stock for services			165,000	16	8,234		8,251
Net loss for period	-	-				(66,915)	(66,915)

Balance June 30, 2014	-	$-	4,132,000	$413	$66,187	$(149,890)	$(83,290)

The accompanying notes to condensed financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 AND FROM INCEPTION (MARCH 7, 2012)
THROUGH JUNE 30, 2014 (UNAUDITED)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Inception through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,915)	$(5,926)	$(149,890)
Adjustments to reconcile net loss to cash used in operating activities:

Stock based compensation	8,250	-	8,250

Change in operating assets and liabilities:
Other assets	-	(5,000)	-
Accrued interest	2,106	237	3,937
Accounts payable and accrued expenses	21,695	-	29,695
Income tax payable	-	250	250
Net cash used in operating activities	$(34,864)	$(10,439)	$(107,758)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	58,350
Proceeds from revolving credit facility	34,500	-	49,600
Net cash provided by financing activities	$34,500	$-	$107,950

NET INCREASE (DECREASE) IN CASH	(364)	(10,439)	192

CASH AND CASH EQUIVALENTS at beginning of period	556	10,295	-
CASH AND CASH EQUIVALENTS at end of period	$192	$-	$192

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Fragmented Industry Exchange Inc. (formerly Ontarget Staffing Inc.) was incorporated in the State of Delaware as a for-profit Company on March 7, 2012 and established a fiscal year end of December 31.    We are a development-stage financial acquisition intermediary which will serve buyers and sellers for companies that are in highly fragmented industries.   We plan to do this by developing a secure online, member generated, M&A platform that matches buyers and sellers in specific industries (“Industry Exchanges”) and support users with industry-specific M&A advisory and back office support services (collectively, the “Business Services”).   The Company plans to generate revenue primarily through; (i) membership fees from the Industry Exchanges; and (ii) consulting fees from our Business Services.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $149,890 and has a working capital deficit of $83,290 at June 30, 2014. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Should we use up all our revolving credit facility we would need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings.   We expect our current majority shareholder will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

On July 14, 2014, the Company’s SEC Form S1 filing was declared effective.   As of the date of this report, no capital has been raised as provided for under the Form S1.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are located in a United States bank.

Revenue Recognition

The Company is in the development stage and has had limited revenue.    The Company will derive its revenue from membership fees on the Industry Exchanges, finder fees from M&A transaction services and consulting fees from executive level advisory and back-office support services.   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Membership Fees

The Company recognizes revenue for membership fees ratably over the membership period, beginning when there is persuasive evidence of arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable and collection is reasonably assured.  Members pay in advance, primarily by credit card, and, subject to certain conditions identified in the contract conditions, all purchases are final and nonrefundable.   Any fees collected in advance for subscriptions are deferred and recognized as revenue using the straight-line method.   Membership fee revenue is presented net of credits and credit card chargebacks.

M&A Transaction and Industry Business Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company will execute a separate agreement for each of its M&A Transaction or Industry Business Services. Such Agreements will include, among other things, scope of work, compensation and termination dates.   The Company records revenue as services are performed.  Invoicing is done at the commencement of work and monthly thereafter.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2014 or June 30, 2013.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Codification update No. 2014-10 for Development stage entities (Topic 915).    The amendments in this updated removed the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.   The Company has elected to adopt such provisions next reporting period.

Note 2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.   The Company has not established any sustainable source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception.    Further, as of June 30, 2014 the cash resources of the Company were insufficient to meet its current financial obligations and business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.   Revolving Credit Facility

On March 29, 2012 the Company entered into a revolving line of credit (“Credit Line”) with Lend America Inc. (“LAI”).  LAI is an entity owned BY our sole officer and director.   Under the Credit Line, the Company can borrow up to $50,000 for a period extending to September 30, 2014 (the “Maturity Date”).  Interest is payable at a rate of twelve percent (12%).   Unless otherwise paid by the Company, the entire principal and accrued interest shall be payable on the Maturity Date.  There is no pre-payment penalty.   As provided for under the Credit Line, LAI assigned all rights and obligations to Global Bridge Partners, Inc. (“GBP”), the Company’s controlling shareholder, on July 1, 2013.    The Company had $49,600 and $15,100 outstanding on the Credit Line as of the periods ended June 30, 2014 and December 31, 2013, respectively.   The Company has accrued interest of $3,937 and $1,831, as of June 30, 2014 and December 31, 2013, respectively.

On June 30, 2014, the Company entered into an amendment to the Credit Line.  The amendment extended the Maturity Date until December 31, 2014 and increased the amount of the Credit Line to $100,000.

Note 4.  Common Stock

On March 8, 2012, the Company issued 3,500,000 shares of common stock to the Global Bridge Partners Inc. (“GBP”) at a price of $0.01 per share.  At this time the Company had no operations.

On August 31, 2013, the Company issued 351,000 shares of common stock to 20 new shareholders at a price of $0.05 per share for a total of $17,550.

On September 30, 2013, the Company issued 95,000 shares of common stock to 11 new shareholders at a price of $0.05 per share for a total of $4,750.

On October 31, 2013, the Company issued 21,000 shares of common stock to 7 new shareholders at a price of $0.05 per share for a total of $1,050.

Since March 8, 2012, the Company commenced development of its business buyer and seller matching program, launched two websites and commenced capital formation activities by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.12 per share for proceeds of up to $120,000.    All these factors were considered in establishing an increased purchase price of $0.05 per share from the initial issuance of shares at $0.01 on March 8, 2012.

On February 25, 2014, the Company issued 165,000 shares of common stock to its legal counsel in consideration of services rendered in connection with the preparation of the Company’s registration statement on Form S-1 and counsel’s agreement to defer fees in connection therewith.   To value the share issuance the Company used the offering price of $0.05.  Such amount has been reflected as stock based compensation on the statement of operations.

5. Income Taxes

The provision for income taxes for the six months ended June 30, 2014 and 2013, and since inception (March 7, 2012) through June 30, 2014 was as follows (assuming a 15% effective tax rate):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Inception (March 7, 2012) through June 30, 2014

Current Tax Provision:
Federal-State-Local	$-	$-	$250
Taxable Income	-	-	-

Total current tax provision	$-	$-	$250

Deferred Tax Provision:
Federal	$-	$-	$-
Loss carry-forwards	(10,037)	(889)	(22,446)
Change in valuation allowance	10,037	889	22,446

Total deferred tax provision	$-	$-	$-

The Company had deferred income tax assets as of June 30, 2014 as follows:

Loss carry-forwards	$(22,446)
Less - valuation allowance	22,446

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2014, the Company had approximately $150,000 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.  The tax returns for the years ended December 31, 2013 and 2012 are still subject to examination by the taxing authorities.

6. Related Party Transactions

The Company’s sole officer and director currently provides rent-free office space to the Company.

On March 8, 2012 the Company issued Global Bridge Partners Inc. (“GBP”) 3,500,000 shares for a $35,000 capital commitment at a purchase price of $0.01 per share.  At that time, we had no operations.  The proceeds were used for working capital and general corporate purposes.  Mr. William Schloth is the president and sole owner of GBP.  In addition, Mr. Schloth is the husband of our president and sole director Mary Ellen Schloth.

On March 29, 2012, the Company entered into a Revolving Line of Credit Facility with an entity controlled by the Company’s sole officer and director.  This facility was assigned to GBP on July 1, 2013.  GBP is the Company’s majority stockholder.  In addition, GBP is controlled by the spouse of the Company’s sole officer and director.  See Note 3

Ocean Cross Business Solutions Group LLC

On July 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and product development.   OCBSG is own by William Schloth, who is also the owner of GBP, our majority shareholder.   The Agreement provides for a monthly consulting fee of $5,000.   As of June 30, 2014, the Company has paid $60,000 to OCBSG and owes $3,000.  The Agreement may be terminated at anytime by either party.

The Company has a Revolving Line of Credit with OCB major shareholder as described under Note 3.

7. Subsequent Events

Subsequent to June 30, 2014 the Company has borrowed $18,000 on the revolving line of credit.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our Company

Fragmented Industry Exchange Inc. (formerly known as Ontarget Staffing Inc.) was incorporated in the State of Delaware as a for-profit Company on March 7, 2012 and established a fiscal year end of December 31.    We are a development-stage financial acquisition intermediary that will serve buyers and sellers for companies that are in highly fragmented industries.   We plan to do this by developing a secure online, merger and acquisition (M&A) platform that matches buyers and sellers in specific industries (“Industry Exchanges”) and provide consulting and back office support services as discussed in greater detail below (collectively, the “Business Services”).   .

Our Growth Strategy

Our business strategy is; (i) to become an established financial services acquisition intermediary, serving the buy-sell-merger (M&A) needs of companies that are in highly fragmented industries, and (ii) to provide supporting industry-specific executive-level advisory and back-office business services and technology.

We plan to accomplish this by:

1.
Developing a proprietary matching algorithm that automatically assesses buyers and sellers interests, matching only relevant counterparties (“Algorithm”).    We plan branding this Algorithm under the name BizBuySell Architecture (or “BBS Architecture”).  However, there is no assurance that we will be able to complete the Algorithm.

2.	Using the BBS Architecture build out industry-specific secure, easy to use, web-based portals (“Industry Exchanges”) for users to share information and execute business acquisitions or mergers; and
3.
Building out Industry Business Services that provide clients cost effective access to both revenue generation and expense reduction services and software products. Through the date of this report we have not provided any business services and have only begun to research available software products. Other than the Algorithm, we have no intention of developing other software. We will only refer customers to available industry software products that might enhance the delivery of our business consulting service.

Results of Operations

Summary of Key Results

For the unaudited three month period ending June 30, 2014 and 2013

Revenue and Cost of Revenues

Total revenue and cost of revenue for the three-month period ending June 30, 2014 and 2013 was, $0.

Operating Expenses

Total operating and administrative expenses for the three-month period ending June 30, 2014, and 2013 was $16,152 and $157, respectively. The increase was the result of $15,000 representing services provided by a related party for certain financial and registration services.

Other Expenses
For the three-month period ending June 30, 2014 and 2013, we incurred $1,287 and $237 in interest expense, respectively.   The interest expense was from a revolving credit facility.

For the unaudited six month period ending June 30, 2014 and 2013

Revenue and Cost of Revenues

Total revenue and cost of revenue for the six-month period ending June 30, 2014 and 2013 was $0.

Operating Expenses

Total operating and administrative expenses for the six-month period ending June 30, 2014, and 2013 was $64,809 and $5,452, respectively.   The increase was primarily do to increases in legal and professional services fees as well as $30,000 represented services provided by a related party for certain financial and registration filing services.

Other Expenses
For the six-month period ending June 30, 2014 and 2013, we incurred $2,106 and $474 in interest expense, respectively.   The interest expense was from a revolving credit facility.

For the period from inception (March 7, 2012) through June 30, 2014

Revenue and Cost of Revenues

From March 7, 2012 (our inception) through June 30, 2014 we had a total of $525 in revenue from three seller membership subscriptions.  On July 1st, 2013, each seller purchased a featured level membership and paid $25 and then as of August 1, 2013 moved to a showcased membership listing by paying $150.  We stopped accepting membership fees in December 2013, although we have allowed each member to maintain its listing privileges.   We plan to start accepting membership fees once we have further completed our matching automation.

Cost of revenues from inception through June 30, 2014 were $103.  These costs related to the credit card merchant account processing fees for the three seller subscriptions.

Operating Expenses

Total operating and administrative expenses from inception through June 30, 2014 were $146,126.  $60,000 of such expenses represented services provided by a related party for certain financial and registration filing services, $28,600 represents website technical development and approximately $39,000 in legal and professional fees.     $20,500 of the $39,000 is accrued legal fees.

Other Expenses
For the period from inception (March 7, 2012) through June 30, 2014 we incurred $3,937 in interest expense from a revolving credit facility.

Liquidity and Capital Resources

At June 30, 2014, we had cash of $192 and a working capital deficit of $83,290.   Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $83,290 and an accumulated deficit of $149,890 as of June 30, 2014.

We had $34,864, $10,439 and $107,758 in net cash used in operating activities for the six months ended June 30, 2014, 2013 and since Inception (March 7, 2012) through June 30, 2014, respectively.  These include $66,915, $5,926 and $149,890 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $23,801, $4,513 and $37,882, for the six months ended June 30, 2014, 2013 and since inception (March 7, 2012) period through June 30, 2014, respectively.

We had $34,500, $0 and $107,950 of net cash provided by financing activities for the six months ended June 30, 2014, 2013 and since inception (March 7, 2012) ended June 30, 2014, respectively.

As of June 30, 2014, we did not have any fixed operating expenses.    However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

With respect to shares issued for services, our board of directors determines the value of the services provided and authorizes the issuance of shares based upon the fair market value of our shares.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

The Company is in the development stage and has had limited revenue. The Company will derive its revenue from membership fees on the Industry Exchanges, finder fees from M&A transaction services and consulting fees from executive level advisory and back-office support services.   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

Membership Fees

The Company recognizes revenue for membership fees ratably over the membership period, beginning when there is persuasive evidence of arrangement, delivery has occurred (access has been granted), the fees are fixed or determinable and collection is reasonably assured.  Members pay in advance, primarily by credit card, and, subject to certain conditions identified in the contract conditions, all purchases are final and nonrefundable.   Any fees collected in advance for subscriptions are deferred and recognized as revenue using the straight-line method.   Membership fee revenue is presented net of credits and credit card chargebacks.

M&A Transaction and Industry Business Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition The Company recognizes revenue when all of the following conditions are met:

●	there is persuasive evidence of an arrangement;
●	the service has been provided to the customer;
●	the collection of the fees is reasonably assured; and
●	the amount of fees to be paid by the customer is fixed or determinable.

The Company will execute a separate agreement for each of its M&A Transaction or Industry Business Services. Such Agreements will include, among other things, scope of work, compensation and termination dates.   The Company records revenue as services are performed.  Invoicing is done at the commencement of work and monthly thereafter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 2. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRAGMENTED INDUSTRY EXCHANGE INC

Dated: August 14, 2014	By:	//Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
//Mary Ellen Schloth Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	August 14, 2014