Form 10-Q
period 2014-09-30
Fragmented Industry Exchange Inc
filed 2014-11-12
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2014.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-192647

Fragmented Industry Exchange Inc.
 (Exact name of registrant in its charter)

Delaware	47-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Mountain Laurel Rd, Fairfield CT	06824
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 908.468.2799

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 12, 2014
Common Stock, $0.001 par value per share	5,132,000 shares

  TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

ITEM 5.	OTHER

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

SIGNATURES

PART I. Financial Information

Item 1. Interim Financial Statements.

FRAGMENTED INDUSTRY EXCHANGE INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS
	9/30/14	12/31/13
CURRENT ASSETS:
Cash or cash equivalents	$6,640	$556
TOTAL CURRENT ASSETS	6,640	556

TOTAL ASSETS	$6,640	$556

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,594	$8,000
Accrued interest	5,891	1,831
Income tax payable	250	250
Revolving credit line - current portion	70,100	15,100
TOTAL CURRENT LIABILITIES	118,835	25,181

STOCKHOLDERS' DEFICIT:

Preferred stock, $.0001 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 4,132,000 and 3,967,000 shares issued and outstanding, as of September 30, 2014 and December 31 2013, respectively	413	397
Additional paid-in capital	66,186	57,953
Accumulated deficit	(178,794)	(82,975)
TOTAL STOCKHOLDERS' DEFICIT	(112,195)	(24,625)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,640	$556

The accompanying notes to condensed financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Three Months Ended Sept 30, 2014	Three Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013

Revenues:
Monthly business listing fees	$-	$525	$-	$525
Total Revenues	-	525	-	525

Cost of revenues	-	63	-	63
Gross Profit	-	462	-	462

Operating expenses:
Stock based compensation	-	-	8,250	-
General and administrative	11,949	14,559	38,508	20,011
General and administrative costs from a related party	15,000	15,000	45,000	15,000
Total operating expenses	26,949	29,559	91,758	35,011

Loss from operations	(26,949)	(29,097)	(91,758)	(34,549)

Other expenses
Interest expense	1,955	269	4,061	743
Total other expenses (income)	1,955	269	4,061	743

(Loss) before taxes	(28,904)	(29,366)	(95,819)	(35,292)
Income tax provision	-	250	-	250

Net (loss) applicable to common shareholders	$(28,904)	$(29,616)	$(95,819)	$(35,542)

Net (loss) per share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)

Weighted number of shares outstanding -
Basic and diluted	4,132,000	3,587,025	4,098,636	3,538,713

The accompanying notes to condensed financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS END SEPTEMBER 30, 2014 (UNAUDITED)

	Preferred Stock		Common
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated deficit	Stockholders' deficit

Balance January 1, 2014	-	$-	3,967,000	$397	$57,953	$(82,975)	$(24,625)

Issuance of common stock for services			165,000	17	8,233		8,250
Net loss for period	-	-				(95,819)	(95,819)

Balance September 30, 2014	-	$-	4,132,000	$413	$66,186	$(178,794)	$(112,195)

The accompanying notes to condensed financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(95,819)	$(35,542)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Stock based compensation	8,250	-

Change in operating assets and liabilities:
Other assets	-	5,000
Accrued interest	4,060	743
Accounts payable and accrued expenses	34,595	5,555
Income tax payable	-	-
Net cash used in operating activities	$(48,914)	$(24,244)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	22,300
Proceeds from revolving credit facility	55,000	1,100
Net cash provided by financing activities	$55,000	$23,400

NET INCREASE(DECREASE) IN CASH	6,085	(844)

CASH AND CASH EQUIVALENTS at beginning of period	556	10,295
CASH AND CASH EQUIVALENTS at end of period	$6,640	$9,451

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

FRAGMENTED INDUSTRY EXCHANGE INC
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Fragmented Industry Exchange Inc. (formerly Ontarget Staffing Inc.) was incorporated in the State of Delaware as a for-profit Company on March 7, 2012 and established a fiscal year end of December 31.   We are a financial acquisition intermediary which will serve buyers and sellers for companies that are in highly fragmented industries.   We plan to do this by developing a secure online, member generated, M&A platform that matches buyers and sellers in specific industries (“Industry Exchanges”) and support users with industry-specific M&A advisory and back office support services (collectively, the “Business Services”).   The Company plans to generate revenue primarily through; (i) membership fees from the Industry Exchanges; and (ii) consulting fees from our Business Services.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets    and discharge its liabilities in the ordinary course of business.   Since inception, the Company has incurred net losses of $178,794 and has a working capital deficit of $112,195 at September 30, 2014. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

On July 14, 2014, the Company’s SEC Form S-1 filing was declared effective.   As of the date of this report, no capital has been raised as provided for under the Form S-1.

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

Revenue Recognition

The Company has had limited revenue.    The Company derives its revenue from membership fees on the Industry Exchanges, finder fees from M&A transaction services and consulting fees from executive level advisory and back-office support services.   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

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

M&A Transaction and Industry Business Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2014 and 2013.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Codification update No. 2014-10 for Development stage entities (Topic 915).    The amendments in this updated removed the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.   The Company has elected to adopt such provisions this reporting period.

Note 2.   Revolving Credit Facility – Related Party

On March 29, 2012 the Company entered into a revolving line of credit (“Credit Line”) with Lend America Inc. (“LAI”).  LAI is an entity owned by our sole officer and director.   Under the Credit Line, the Company can borrow up to $50,000 for a period extending to September 30, 2014 (the “Maturity Date”).  Interest is payable at a rate of twelve percent (12%).   Unless otherwise paid by the Company, the entire principal and accrued interest shall be payable on the Maturity Date.  There is no pre-payment penalty.   As provided for under the Credit Line, LAI assigned all rights and obligations to Global Bridge Partners, Inc. (“GBP”), the Company’s controlling shareholder, on July 1, 2013.   On June 30, 2014, the Company entered into an amendment to the Credit Line.  The amendment extended the Maturity Date until December 31, 2014 and increased the amount of the Credit Line to $100,000.   The Company had $70,100 and $15,100 outstanding on the Credit Line as of the periods ended September 30, 2014 and December 31, 2013, respectively.   The Company has accrued interest of $5,891 and $1,831, as of September 30, 2014 and December 31, 2013, respectively.

Note 3.  Common Stock

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

4. Income Taxes

The provision for income taxes for the nine months ended September 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013

Current Tax Provision:
Federal-State-Local	-	-
Taxable Income	-	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal	-	-
Loss carry-forwards	(22,446)	(5,331)
Change in valuation allowance	22,446	5,331

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2014 as follows:

Loss carry-forwards	$(22,446)
Less - valuation allowance	22,446

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2014, the Company had approximately $178,794 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

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

On July 1, 2013, the Company has engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S-1, general accounting, finance, general management and product development.   OCBSG is owned by William Schloth, who also owns of GBP, our majority shareholder.   The Agreement provides for a monthly consulting fee of $5,000.   For the nine month periods ended September 30, 2014 and 2013, the Company had paid $45,000 and $15,000, respectively.    The Company owed $0 to OCBSG as of the period ended September 30, 2014 and 2013.  The Agreement may be terminated at anytime by either party.

7. Subsequent Events

Subsequent to September 30, 2014 the Company has borrowed $5,000 on the revolving line of credit (See Note 2).

On October 15,  2014, the Company entered into and closed a Sale & Purchase Agreement with Singapore eDevelopment Limited, a Singapore company (“SED”), pursuant to which the Company acquired all of the issued and outstanding capital stock of Hotapps International Pte. Ltd., a Singapore company (“HIP”) in exchange for the issuance of 1,000,000 shares of common stock and 13,800,000 shares of newly created class of preferred stock.  The preferred stock is convertible into common stock of the Company dependent upon the number of commercial users of certain software owned by HIP. For each 1,000,000 commercial users of the software (without duplication), SED shall have the right to convert 1,464,000 shares of the preferred stock into 7,320,000 shares of common stock, so that there must be a minimum of 9,430,000 commercial users in order for all of the shares of the preferred stock to be converted into common stock of the Company (13,800,000 shares of Preferred Stock convertible into 69,000,000 shares of common stock).  Assuming the conversion of all of the preferred stock to common stock, SED will own approximately 94% of the outstanding shares of common stock of the Company (assuming no other common stock issuances by the Company). Please refer to the Form 8-K of the Company filed on October 21, 2014 with the Securities and Exchange Commission with respect to this transaction.

In addition, on that same date, the parties also entered into a Software Development, Support and Non-Compete Agreement.  HIP owns certain intellectual property relating to instant messaging for portable devices called “HotApp”. HotApp is mobile application that incorporates instant messaging and ecommerce.

On October 31, 2014, the Company filed a Preliminary Schedule 14(c) Information Statement.  The purpose of this information statement was to inform holders of Common Stock that holders of a majority of our outstanding voting stock have approved the following corporate actions:

●	Amendment of our Articles of Incorporation to change the name of the Corporation from Fragmented Industry Exchange, Inc. to HotApp International, Inc.,
●	Amendment of our Articles of Incorporation to increase our authorized shares of common stock, $0.0001 par value, from 75,000,000 to 500,000,000, and
●	Amendment of our By-laws to increase the number of members of our Board of Directors from a maximum of three members to a maximum of eight members.

The above corporate actions will not occur until 20 calendar days from the mailing of the Definitive Schedule 14(c) Information Statement, which is expected to occur on or about November 12, 2014.

On October 27, 2014, SED loaned $50,000 to the Company to cover its on-going business plan and operating costs.

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

Our Company

Fragmented Industry Exchange Inc. (formerly known as Ontarget Staffing Inc.) was incorporated in the State of Delaware as a for-profit Company on March 7, 2012 and established a fiscal year end of December 31.    We are a financial acquisition intermediary that serves buyers and sellers for companies that are in highly fragmented industries.   We plan to do this by developing a secure online, merger and acquisition (M&A) platform that matches buyers and sellers in specific industries (“Industry Exchanges”) and provide consulting and back office support services as discussed in greater detail below (collectively, the “Business Services”).

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

On October 15,  2014, the Company entered into and closed a Sale & Purchase Agreement with Singapore eDevelopment Limited, a Singapore company (“SED”), pursuant to which the Company acquired all of the issued and outstanding capital stock of Hotapps International Pte. Ltd., a Singapore company (“HIP”) in exchange for the issuance of 1,000,000 shares of common stock and 13,800,000 shares of newly created class of preferred stock.  The preferred stock is convertible into common stock of the Company dependent upon the number of commercial users of certain software owned by HIP. For each 1,000,000 commercial users of the software (without duplication), SED shall have the right to convert 1,464,000 shares of the preferred stock into 7,320,000 shares of common stock, so that there must be a minimum of 9,430,000 commercial users in order for all of the shares of the preferred stock to be converted into common stock of the Company (13,800,000 shares of Preferred Stock convertible into 69,000,000 shares of common stock).  Assuming the conversion of all of the preferred stock to common stock, SED will own approximately 94% of the outstanding shares of common stock of the Company (assuming no other common stock issuances by the Company). Please refer to the Form 8-K of the Company filed on October 21, 2014 with the Securities and Exchange Commission with respect to this transaction.

In addition, on that same date, the parties also entered into a Software Development, Support and Non-Compete Agreement.  HIP owns certain intellectual property relating to instant messaging for portable devices called “HotApp”. HotApp is mobile application that incorporates instant messaging and ecommerce.

Through our acquisition of HIP as described above, we have expanded our business plan into the instant messaging and mobile application area.   The acquisition also brought software development resources to continue software development of the Company’s Algorithm and other support.

Results of Operations

Summary of Key Results

For the unaudited three month period ending September 30, 2014 and 2013

Revenue

Total revenues for the three-month period ending September 30, 2014 and 2013 were $0 and $525, respectively.  The decrease resulted from the end of subscriptions of three users.

Operating Expenses

Total operating expenses for the three-month period ending September 30, 2014, and 2013 were $26,949 and $29,559, respectively, representing a decrease of $2,610, or 8.8%.  The decrease was the result of lower professional service expenses.

Other Expenses
For the three-month period ending September 30, 2014 and 2013, we incurred $1,955 and $269 in interest expense, respectively.   The interest expense was from a revolving credit facility.

For the unaudited nine month period ending September 30, 2014 and 2013

Revenue

Total revenues for the nine-month period ending September 30, 2014 and 2013 was $0 and $525, respectively.  The decrease resulted from the end of subscriptions of three users.

Operating Expenses

Total operating expenses for the nine-month period ending September 30, 2014, and 2013 was $91,758 and $35,011, respectively, representing an increase of 56,747, or 162.1%.   The increase was primarily do to increases in legal and professional services fees as well as $30,000 represented services provided by a related party for certain financial and registration filing services and $8,250 in stock based compensation.

Other Expenses

For the nine-month period ending September 30, 2014 and 2013, we incurred $4,061 and $743 in interest expense, respectively.   The interest expense was from a revolving credit facility.

Liquidity and Capital Resources

At September 30, 2014, we had cash of $6,640 and a working capital deficit of $112,195.   Since inception, we have raised $58,350 in equity capital.

We had a total stockholders’ deficit of $112,195 and an accumulated deficit of $178,794 as of September 30, 2014.

We had $48,914, and $24,244 in net cash used in operating activities for the nine months ended September 30, 2014 and 2013, respectively.  These include $95,819 and $35,542 in net losses, respectively.   Cash flows used in operating activities included changes in operating assets and liabilities totaling $38,655, and $11,298 for the nine months ended September 30, 2014 and 2013, respectively.

We had $55,000 and $23,400 of net cash provided by financing activities for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, we did not have any fixed operating expenses.    However, over the next twelve months we expect to hire employees both to deliver our services as well as perform other administrative and operating activities. Should our revenues not increase as expected and if our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.   In the event that our revenues from operations are insufficient to meet our working capital needs, we would need to either borrow funds from our officers or raise additional capital through equity or debt financings.  We expect our current officers will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our officers or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.  Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Revenue Recognition

The Company has had limited revenue.    The Company derives its revenue from membership fees on the Industry Exchanges, finder fees from M&A transaction services and consulting fees from executive level advisory and back-office support services.   The Company utilizes written contracts as the means to establish the terms and condition services are sold to customers.

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

M&A Transaction and Industry Business Services

Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are met:

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

FRAGMENTED INDUSTRY EXCHANGE INC

Dated: November 12, 2014	By:	/s/ Mary Ellen Schloth
Mary Ellen Schloth
Chief Executive Officer, Chief Accounting Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mary Ellen Schloth	Chief Executive Officer, Chief Accounting Officer & Chairman	November 12, 2014
Mary Ellen Schloth