Form 10-K
period 2014-12-31
HotApp International, Inc.
filed 2015-04-15
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-194748
Commission file number

HotApp International Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450 Bethesda MD	20814
(Address of principal executive offices)	(Zip Code)

202.524.6869
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Non-accelerated filter  ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding April 15, 2015
Common Stock, $0.001 par value per share	5,132,000 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	Changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

ITEM 1. – BUSINESS DESCRIPTION

Hotapp International Inc., formerly Fragmented Industry Exchange Inc., (the “Company”) was incorporated in the State of Delaware on March 7, 2012.  The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.   The Company determined it was in the best interest of the shareholders to expand its business plan.     On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”).   HIP owned certain intellectual property relating to instant messaging for portable devices (“HotApp”).   As further described below,  HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce.

As of December 31, 2014, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	Republic of China	100% owned by HIP

Our Business Overview

Our software Application (“HotApp”) is a community communications ecosystem (the “platform”), connecting users who wish to seek out both local and global communities (“Users” or “Communities”) and equipping them with necessary tools to communicate effectively across borders.   HotApp will monetize the relationship between advertisers, Online-2-Offline (“O2O”) operators and eservice providers (collectively, “Enterprises”) and the HotApp Communities, and in the process mediate something of value to both parties.   By targeting communities beyond demographics (ie. topical interest, common activities) Enterprises will be able to create targeted marketing campaigns with the expectation of higher conversion rates.    The respective features of HotApp like HotNearby and HotRoom enable peer to peer buying decision influence more effectively compared to generic social media.  HotApp business partners actually have reason to believe they can market their product or service as a solution to the customer.

Our mission is to empower communities to engage and communicate effectively; “Not just forming connections, but forming communities.”

With our platform users can discover and build their own communities and create valuable content.  Our platform tools empower these communities to share their thoughts and words across multiple channels.    As these communities grow, they provide the critical mass that attracts enterprises. Enterprises in turn enhance user experience with premium contents, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Trends in the Market and Our Opportunity

With the arrival of smartphones and tablets together with 24x7 - anywhere unrestricted advanced mobile data connectivity, the “Over-The‐Top” services (“OTT Services”) has emerged as a new market for innovations.  OTT Services can be understood as any service received over the internet that is not provided directly by an Internet Service Provider. OTT Services have experienced an exponential growth over the past few years driven by higher quality and speed of mobile broadband access and lower costs of both devices and internet access.

The potential of OTT Service providers is correlated with the number of consumers with a smartphone, a market which is significantly large and its growth is expected to continue for foreseeable future. More than half of smartphone owners are using OTT services today, and it is expected more will be using in the future.

A number of OTT communications apps (i.e. Instant Messengers) have built their dominance in social messaging in various parts of the world. These apps are competing hard against each other but, most importantly, they are becoming the way to stay in touch, as they are challenging calling, texting and emailing on the phone.  WhatsApp, acquired in February 2014 by Facebook for $19 billion is the most used Instant Messenger around the world but other apps lead other markets (Facebook Messenger in the US) or dominate their local market (WeChat in China or Line in Japan).  Consolidation in the market by the market players via acquisition and merger has been active and can be seen as both defensive and offensive strategies to increase their registered user base outside their local markets.

OTT also is poised to serve as the platform for potential Offline-to-Online (O2O) operations.  These are operations connecting Offline services with Online applications, allowing users to order for Offline services.  OTT places the ease and convenience of Offline services in the userss hands with a relatively easy-to-pickup learning curve.

Based upon the above trends, we believe a significant opportunities exist for:

●
HotApp to be positioned as a relevant player in the OTT Service market reaching an appropriate critical mass of active users in 3 years. For this, the App will be available on multi-platforms initially on Android and iPhone.

●
Continuing growth in demand for OTT Services encapsulated within a single mobile app.  HotApp will provide a full array of services, including text messaging, hold‐to-talk voice messaging, broadcast messaging, sharing of photos and videos, gaming services, sales of stickers, etc. and will be an advertising platform for strategic partners.

●
Enterprises to increase usage of OTT Services as a new medium to engage their customers to promote and market their products and services.  HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

●	O2O operations has been identified as an integral aspect of HotApp’s e-commerce and monetization plans. As such HotApp will continue to develop and explore partnerships to exploit such O2O operations.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.    We intend to pursue the following growth strategy:

●
Expand our target segments by two dimensions, geographical expansion through the localization of HotApp for countries in Asia, Europe, USA and Middle East; and at the same time partnering with communities, both enterprise in nature and individuals, positioning HotApp as the local community platform of choice

●
Enhance user experience by forming HotApp Center of Excellence (CoE) in major regional hubs, starting from China and Hong Kong . The HotApp CoE collects user feedback and obtains localization behaviors through focus group studies, community collaboration and expert advice, aiming to offer the best Local OTT with strong customer engagement

●	Increase User monetization capabilities by connecting HotApp to O2O service
●	Specify local target segments, user community, enterprise, such as the following examples in Hong Kong; Target specific user groups, such as families with young children,
●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.
●	Make strategic investments and acquisitions to expand our user base, add complementary products and technologies

As of the date of this report, we have taken the following steps to implement our business plan:

●	Building up HotApp technology COE in China and Hong Kong for support and feature development
●	In Hong Kong we have identified family communities as the key dimension as such we are establishing a dedicated development team in Hong Kong focusing on family value HotApp Services, and
●	In depth discussion of strategic alliances in China for communities applications

Achieved and Target Milestones:

As of the date of this report, we have achieved the following milestones:

●	Completed development of HotApp in Android and iOS.
●	Beta launched HotApp in China and focusing on improvement of user experience and user interface design.

Over the next twelve months we plan to;

●	Continuously improve HotApp product User Experience through beta testing and feature optimization
●	Develop App-to-App VoIP services, which will not only improve customer experience but also lower the operating cost by reducing the cost of call termination
●	Develop additional HotApp modules for smart communities
●	Identify Partners for Localization, releasing HotApp in South Asia countries, USA, and Europe
●	Establish O2O business model in China and Asia

In order to achieve maximum reach into Communities, HotApp offers a freemium software application operating through mobile devices and a cross-platform multi-media communications application available on Android & iOS.    HotApp is free to download, and allows users to call effectively with free call-out abilities, have the ability to join global communities and chat with their friends all around the world.

Our users are those who wish to create or be a part of a wider community.  HotCalls and HotChats shall offer core communication modules to connect individuals into communities. We will also stimulate community growth by seeking out strategic alliances with organizations which wish to grow together with us. These organizations will be able to have their own community HotRooms and connect effectively, using our HotCalls, HotChats and HotNearby, to their community of members.  We will also offer to build internal communities for enterprises to engage their internal stakeholders and eventually evolve and upgrade their participation to become content generators across communities.  Essentially we are building a communication channel for an enterprise to communicate directly with their constituents.   For example, imagine a local chapter of a political committee wants to group message registered followers before a primary season, and enable the community to reply to each other directly.   A topical HotRoom easily allows them to do this, and capture their audience in their natural environment, as opposed to other “interruptive”marketing channels.    Another example of commercial application might be a lead sales agent will be able to effectively manage his/her agent network through HotGroup with instant messages, communication tools across different regions more effectively and with a clear objective and usage, as opposed to other generic social media and Instant Messaging solution

Our Business Model and User Monetization Plan

We plan to generate revenue through the following;

●	Fee-based revenue – In-App Purchase
o	Social networks – monthly subscription and item purchases (including paid emoticons)
o	Online gaming by partnership with game developers - monthly subscription and item purchases
●	Traffic-based revenue –mobile marketing and online advertising
o	Brand display: CPM (cost per thousand impressions)
o	Performance display: CPC (cost per click) + CPA (cost per acquisition)
●	Transaction-based revenue – O2O ecommerce
o	Principal – GMV
o	Agent – merchant fees and commission fee
●	Licensing of HotApp modules to hardware manufacturers
o	Strategic partnership with Android Gadget manufacturers such as tablets, smart watches to allow these devices communicate with HotApp users

To grow our user base, HotApp will seek out potential business alliances, so as to tap into their communities. These communities will in turn provide more content for our users to latch on to. To incentivize users to and communities to join our platform, HotApp provides communication tools at free to low cost. As a "freemium" platform, they are incentivized to invite other users into HotApp, as the more users invited and the more functions are used, the easier it will be for users to gain free credits. With our Invite Friends feature and Sharing abilities, users who share on their own social media platforms and invite others will receive HotApp credit for each successful user invited.

As of the date of this report we had no formal partnerships or revenue.     We can’t guarantee that we will generate revenue or establish partnerships.   As such, you could lose your investment.

Our User Acquisition, Retention and Engagement Approach

Our marketing strategy begins with 3 key principles in mind: “attraction; retention; acquisition.” It couples with our contextually-cultural localization plan targeting our 3 unique segments (ie users, communities and enterprise) which forms our overarching marketing strategy for HotApp.

This breaks our market penetration exercise into 3 phases. When HotApp first enters the market, we will focus on attracting our key segment, and after the initial attraction, we retain these users within our ecosystem, and finally in the final phase convert these users as our own ambassadors as they share their success with HotApp, continuously supporting and growing our user base.

Our marketing objectives for each segment will always be contextually driven to be relevant, tailored to fit local culture, and marketed as part of the local community.

We recognize that each target segment and the participants within have their unique differences and requirements.  We will develop and market each core module differently, focusing on each user-base segment’s heterogeneous desires.

This will break local bias against a foreign based mobile application, and win local trailblazers and influencers alike, who will generate new and relevant content that will in-turn pull in new users who want to discover and contribute towards our society of communities.

We intend to build up a large user base on a “freemium” basis and then progressively offer paid services for more advanced services or features.

Our Platform and How We Empower Our Users

Our Platform has four core modules.  As our Communities grow, the Company will be developing advanced modules which add complexity and sophistication that can be customized to any community’s dynamic needs.  The Platform empowers these communities via the unification of Voice Calling, Instant Messaging, Social Communities and e-Commerce which are further integrated into our core modules of HotCalls, HotChats, HotRooms, and HotNearby.

HotCalls
It is our calling services suite, encompassing our direct-calls and call-back capabilities, offering users the ability to call office lines, land lines, and any mobile lines, even in low-bandwidth environments.  It will be further expanded to a full VoIP functionality that will include an App-to-App call.

HotChats	It is our in-application instant messaging service which round up the core foundation of our communications offerings.

HotRooms	This is our community enabled forum that is essential to how our users interact with other users, communities and enterprises.

HotNearby	It is our geo-location function, with geo-fencing and geo-tagging technology, enabling users to discover direct and relevant content.

Working in tandem, our core modules build new synergies and lay the foundation for our e-commerce plans to enhance the ecosystem to fulfil the Community’s needs and further the monetization of Users.

Our Competition and Industries We Operate In

We operate in OTT Service markets and deliver our services via mobile telecommunication devices.  The market is ever expanding both in term services being provided and demand from users for these services.   It is a highly competitive market segment with ever increasing number of new entrants and several dominant incumbents, such as Facebook, WeChat, Line and others.   Some of these players have significant comparative and absolute advantages over us as a new market entrant.  We face significant competitions from companies that

●	provide tools to facilitate the sharing of information;

●	offer full-featured products that replicate the range of communications and related capabilities we provide.

●	develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging;

●	provide traditional, online, and mobile media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns .

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	maintain the trusted status of our ecosystem;
●	grow and maintain our User base, enhance User engagement and improve the network effects;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	adapt to the dynamic social networking market despite our short operating history;
●	maintain brand awareness and loyalty, prevent misuse of our Platform and maintain our brand image and reputation
●	compete effectively for users and user engagement
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing consumer habit for those using competitive platform

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	Understanding local market needs -
o	As a localized OTT service, HotApp can serve local communities better than a global OTT player
●	The platform for the rest of us -
o	With a focus on non-tech savvy users who still require instant communication tools to communicate with their communities, but are not able to do so with current OTT platforms
●	Focus in Community -
o	Our local marketing team and HotApp COE are built to work hand-in-hand with community operators to localize the HotApp for the local community
●	HotApp ecosystem -
o	To work closely with technology developers to further enhance the HotApp ecosystem to better fit local needs

Our Key Business Performance Metrics

In an effort to manage the business, the Company will employ a robust system of financial reporting that delivers key performance metrics, including, but not limited to:

●	Registered users are defined as users that have signed up and installed the mobile application;
●	Monthly active users are defined as users who have logged in and use the application at least once in a monthly period;
●	Daily active users are defined as users who have logged in and use the application at least once in a daily period
●	# of groups is defined as the number of HotRooms created; and
●	Number of strategic alliance and users signed up with these alliances.

Our Technology

Based on our core HotApp Infrastructure Engine, we are building up additional functions on top of this stable and scalable infrastructure. The system architecture is designed in modular form so that we continue to add new applications modules while we are growing our customer base. In addition, we shall also be able to incorporate third party application module effectively to continue building localized HotApp Services.

Our key aspects or strengths of our technology include:

●	Scalable infrastructure;
●	Modular design to add on and modify individual Hot App offering;
●	Quick adaptation to third party services, such as Game developers; and
●	Dedicated to continuous improvement of User Experience in local context.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our services, including the Peoples’ Republic of China (“PRC”) which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.   In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.    Please see “Risk Factors” and other information included in this report for further discussion on the above matters.

Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in the PRC are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

Employees and Employment Agreements

As the date of this filling, we have 37 full-time staff.  We intend to increase the number of employees as needed and as our finance permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

As of the date of this report, we do not have any employment arrangements with our officers or directors.

Insurance

We do not maintain property insurance, business interruption insurance or general third-party liability insurance, nor do we maintain product liability or key-man insurance

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Our business is subject to numerous risk factors, including the following:

RISKS RELATED TO OUR FINANCIAL CONDITION

There is substantial doubt about the company’s ability to continue as a going concern.

The report of Rosenberg Rich Baker Berman & Company, our independent registered public accounting firm, with respect to our financial statements at December 31, 2014 contains an explanatory paragraph as to our potential inability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. You may be investing in a Company that will not have the funds necessary to continue to deploy its business strategies.]

Failure to raise additional capital to repay short-term loan and fund future operations could harm our business and results of operations.

Currently, we have an oustanding loan in the amount of $4,428,438  from Singapore eDevelopment Limited, a substantial shareholder.  $3,988,425 is under a promissory note maturing on June 25, 2015.   If the promissory note is not extended, we will be in default under its terms. The  occurance of a default likely will harm our future financing endeavors.  While the promissory note can be extended by mutual consent, its extension nor alternative funding are assured.  We will require additional financing in order to repay the note, to maintain its corporate existence and to implement its business plans and strategy.

We have an immediate need for repay capital and it is likely dilution will result.

As reflected on our audited consolidated balance sheet for the fiscal year ended December 31, 2014 contained herein, we have total current assets of $4,031,601 and total current liabilities of $4,623,971.    In addition, we will need additional capital to complete our proposed business plan. The timing and amount of our capital requirements will depend on a number of factors, including our initial operational results with respect to user acceptance of our HotApp product, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

RISKS RELATED TO OUR BUSINESS

Lack of commercial acceptability.

Our HotApp cross-platform messaging and social media mobile application was launched in China in the first quarter of 2015.   To date, we have a limited user base and limited indications of commcercial acceptablity. While we believe that our product will be commercially received, we can not predict if our product will be a commercial success.

Our new product could fail to attract or retain users or generate revenue.

Our ability to retain, increase, and engage our user base and to monetize existing and new users depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties.  In October 2014, we acquired HotApps International Pte Ltd and its HotApp mobile application.  Since our commerical launch of  the application, our user base has been limited and we have not yet been able to monetize our application.  We may not be successful in our efforts to generate meaningful revenue from HotApp over the long term. If HotApp fails to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

Our Company can not predict if it can achieve profitable operations.

The Company has only had limited operations to date and requires significant additional financing to reach its projected milestones, which includes further product development, product marketing and general overhead expenditures. While the Company considers its business to be highly prospective, nonetheless it may be difficult for the Company to attract funding necessary to reach its projected milestones. Moreover, even if it achieves its projected milestones, the Company cannot predict whether it will reach profitable operations.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Most, if not all, of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more markets to gain competitive advantage against us in our target market or markets.  As a result, our competitors may acquire and engage users or generate revenue at the expense of our own efforts, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;
●	the size and composition of our user base;
●	the engagement of our users with our products and competing products;
●	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;
●	our ability to monetize our products;
●	customer service and support efforts;
●	acquisitions or consolidation within our industry, which may result in more formidable competitors;
●	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
●	our ability to cost-effectively manage and grow our operations; and
●	our reputation and brand strength relative to those of our competitors.

Our costs are continuing to grow, which could harm our business and profitability.

Operating our business is costly and we expect our expenses to continue to increase in the future as we acquire and broaden our user base, as users increase the number of connections and amount of data they share with us, as we develop and implement new products, and as we continue to hire additional employees to support our expanding operations. We expect to continue to invest in servers, storage, power, data centers, security systems, talent and other efforts to operate and expand our business around the world, including in countries and/or projects where we may not have a clear path to monetization.  In addition, we intend to increase marketing, sales, and other operating expenses in order to grow our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability. Our expenses are expected to grow faster than our revenue in the near term and may be greater than we anticipate, and our investments may not be successful.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware on March 7, 2012. We have no significant financial resources and have recorded minimal revenues. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing to 37 as of December 31, 2014 from 1 as of December 31, 2013, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of our key personnel, including Mr. Chan Heng Fai and Robert Trapp.   In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business.

Our success also depends upon our ability to attract and retain the personnel we need to maintain our competitive position. In particular, we intend to continue to hire a significant number of technical personnel in the foreseeable future, and we expect to face significant competition from other companies in hiring such personnel. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors, modifications of our compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations would be adversely affected.

We may incur significant costs to be a public company to ensure compliance with U.S. corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.  We expect these costs to approximate at least $50,000 per year, consisting of $25,000 in legal, $20,000 in audit and $5,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We may not be able to cover these costs from our operations and may need to raise or borrow additional funds.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act,  reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company."

We will remain an "emerging growth company" for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an "emerging growth company" as of the following December 31.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As mentioned herein, we are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Singapore eDevelopment Limited owns a significant amount of the outstanding common stock and could take actions detrimental to your investment for which you would have no remedy.

Singapore eDevelopment Limited beneficially owns approximately 97.9% of the outstanding common stock as of the date of this filing.  Through this ownership, the shareholder has the ability to substantially influence the board, management, policies, and business operations.   In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.   Because of the shareholdings of the shareholder may cause the company to engage in business combinations without having to seeking shareholder approval.

Such concentration of ownership also may have the effect of delaying or preventing a change in control, which may be to the benefit of this one shareholder but not in the interest of the other investors. Additionally, as investors you would not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent investors from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

Because our management is inexperienced in operating our business, our business plan may fail.

Our management does not have any specific experience in implementing the commercial launch of a mobile application.   With no direct experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could reduce our net worth and working capital and increase our operating losses.

We could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of information displayed on or accessible via our website, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

Our insurance, if any, may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would reduce our net worth and working capital and increase our operating losses.

We expect our quarterly results to fluctuate which may adversely affect our stock price.

We expect that our quarterly results will fluctuate significantly.  Due to the recent acquistion of HotApps International Pte Ltd, our period-to-period comparisons of operating results are not meaningful indicators of future results. Additionally, if our operating results in one or more quarters do not meet securities analysts' or your expectations, the price of our common stock could decrease.

If our costs and expenses are greater than anticipated and we are unable to raise additional working capital, we may be unable to fully fund our operations and to otherwise execute our business plan.

We do not currently have sufficient funds, or any agreements for additional funds, for us to continue our business for the next 12 months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

If we require additional capital and even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

If we require additional capital and even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the Company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our services and solutions are accessible within an acceptable load time. Additionally, other catastrophic occurrences beyond our control could interfere with access to our services.

A key element to our continued growth is the ability of our users (whom we define as anyone who download and use) in all geographies to access our services and solutions within acceptable load times. We may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time.  If our services are unavailable when users attempt to access them as quickly as users expect, users may seek other services to obtain the information for which they are looking, and may not return to our use our services as often in the future, or at all. This would negatively impact our ability to attract users and increase engagement of our users. We expect to continue to make significant investments to maintain and improve mobile application performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the growth of our business that may result from interruptions in our service as a result of system failures.

If our security measures are compromised, or if our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, or if our member data is compromised, members and customers may curtail or stop use of our solutions.

Our application will involve the collection, processing, storage, sharing, disclosure and usage of members’ and customers’ information and communications, some of which may be private. We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, such as credit card information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website and services or stop using our services in their entirety, and we would suffer reputational and financial harm.

In addition, we could be subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with the applicable credit card association operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business and financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number online, social media companies. Similar actions may also impact us directly.

Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business is expected to be driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.

We will rely on outside firms to host our servers and to provide telecommunication connections, and a failure of service by these providers could adversely affect our business and reputation.

We will rely upon third party providers to host our a number of our servers and provide telecommunication connections. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.

We have designed and built our own data centers and key portions of our technical infrastructure through which we serve our products, and we plan to continue to significantly expand the size of our infrastructure primarily through data centers and other projects. The infrastructure expansion we are undertaking is complex, and unanticipated delays in the completion of these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs.

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors, or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs, or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

A significant or prolonged economic downturn would have a material adverse effect on our results of operations.

Our results of operations are expected to affected by the level of business activity of our users many of whom are expected to be business. These businesses, in turn can be affected by general economic conditions and the level of economic activity in the industries and markets that they serve.  On an aggregate basis, our clients may be less likely to hire as many senior executives or consultants during economic downturns and periods of economic uncertainty. To the extent our clients delay or reduce hiring senior executives or consultants due to an economic downturn or economic uncertainty, our results of operations will be adversely affected. A continued economic downturn or period of economic uncertainty and a decline in the level of business activity of our clients would have a material adverse effect on our business, financial condition and results of operations.

Any intellectual property rights we develop will be valuable and any inability to protect them could reduce the value of our products, services and brand.

Any trademarks, trade secrets, copyrights and other intellectual property rights that we develop will be important assets to us. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be subject to intellectual property rights claims in the future, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As our product usage becomes more wide-spread, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we also may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspects of our business in the future, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

RISKS RELATED TO DOING BUSINESS IN THE PEOPLES REPUBLIC OF CHINA (“PRC”)

Regulations on Tax

PRC Enterprise Income Tax

The PRC enterprise income tax, or EIT, is calculated based on the taxable income determined under the applicable EIT Law and its implementation rules, which became effective on January 1, 2008. The EIT Law imposes a uniform enterprise income tax rate of 25% on all resident enterprises in China, including foreign-invested enterprises.

The EIT Law and its implementation rules permit certain High and New Technologies Enterprises, or HNTEs, to enjoy a reduced 15% enterprise income tax rate subject to these HNTEs meeting certain qualification criteria. In addition, the relevant EIT laws and regulations also provide that entities recognized as Software Enterprises are able to enjoy a tax holiday consisting of a 2-year-exemption commencing from their first profitable year and a 50% reduction in ordinary tax rate in the subsequent three years, while entities qualified as Key Software Enterprises can enjoy a preferential EIT rate of 10%. A number of our PRC subsidiaries and operating entities enjoy these types of preferential tax treatment. See “Taxation — People’s Republic of China Taxation.”

According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following criteria are met:

●	the primary location of the day-to-day operational management is in the PRC;

●	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;

●	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders meeting minutes are located or maintained in the PRC; and

●	50% or more of voting board members or senior executives habitually reside in the PRC.

We do not believe that we meet any of the conditions outlined in the immediately preceding paragraph.

Under Circular 698, if a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas non-public holding company and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5%, or (ii) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, must report such disposition to the PRC competent tax authority of the PRC resident enterprise. The PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such disposition may be subject to a PRC withholding tax rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price which is not on an arm’s length basis and results in reducing the taxable income, the relevant tax authority has the power to make a reasonable adjustment as to the taxable income of the transaction. Circular 698 was retroactively effective on January 1, 2008. On March 28, 2011, the State Administration of Taxation released SAT Public Notice 24 to clarify several issues related to Circular 698. SAT Public Notice 24 became effective on April 1, 2011. According to SAT Public Notice 24, the term “effective tax” refers to the effective tax on the gain derived from disposition of the equity interests of an overseas holding company; and the term “does not impose income tax” refers to cases where the gains derived from disposition of the equity interests of an overseas holding company is not subject to income tax in the country or region where the overseas holding company is a resident. There is uncertainty as to the application of Circular 698.

PRC Business Tax

Pursuant to applicable PRC tax regulations, any entity or individual conducting business in the service industry is generally required to pay a business tax at the rate of 5% on the revenues generated from providing such services. However, if the services provided are related to technology development and transfer, such business tax may be exempted subject to approval by the relevant tax authorities.

In November 2011, the Ministry of Finance and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. Pursuant to this plan and relevant notices, from August 1, 2013, a value-added tax will generally be imposed to replace the business tax in the transport and shipping industry and some of the modern service industries on a nationwide basis. A value-added tax, or VAT, rate of 6% applies to revenue derived from the provision of some modern services. Unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the modern services provided. Accordingly, although the 6% VAT rate is higher than the previously applicable 5% business tax rate, no materially different tax cost to us has resulted or do we expect to result from the replacement of the business tax with a VAT on our services.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside as general reserves at least 10% of their after-tax profit, until the cumulative amount of such reserves reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must comply with local minimum wage standards. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

In addition, according to the PRC Social Insurance Law, employers in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds.

Regulations on Anti-monopoly Law

The PRC Anti-monopoly Law, which took effect on August 1, 2008, prohibits monopolistic conduct, such as entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition.

Regulation of Advertising Services

The principal regulations governing advertising businesses in China are:

●	The Advertising Law of the PRC (1994);

●	The Advertising Administrative Regulations (1987);

●	The Implementing Rules for the Advertising Administrative Regulations (2004); and

●	The Administration Rules of Foreign-invested Advertising Enterprises (2008).

These laws, rules and regulations require companies such as ours that engage in advertising activities to obtain a business license that explicitly includes advertising in the business scope from the SAIC or its local branches.

Applicable PRC advertising laws, rules and regulations contain certain prohibitions on the content of advertisements in China (including prohibitions on misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest). Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited, and the dissemination of advertisements of certain other products, such as tobacco, patented products, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics, are also subject to specific restrictions and requirements.

Advertisers, advertising operators and advertising distributors, including the businesses that certain of the variable interest entities operate, are required by applicable PRC advertising laws, rules and regulations to ensure that the content of the advertisements they prepare or distribute are true and in compliance with applicable laws, rules and regulations. Violation of these laws, rules and regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke the violator’s license or permit for advertising business operations. In addition, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe the legal rights and interests of third parties, such as infringement of intellectual proprietary rights, unauthorized use of a name or portrait and defamation.

Although advertising services are no longer categorized as a prohibited or restricted area for foreign investment, the Administration Rules of Foreign-invested Advertising Enterprises issued on August 22, 2008 by the SAIC and the Ministry of Commerce, or the MOFCOM, require all foreign investors of advertising enterprises to have a track record in, and mainly engage in, advertising businesses overseas. The establishment of a foreign-invested advertising enterprise is also subject to pre-approval by the SAIC or its local branch.

Regulation of Online and Mobile Commerce

China’s online and mobile commerce industry is at an early stage of development and there are few PRC laws, regulations or rules specifically regulating this industry. The SAIC adopted the Interim Measures for the Administration of Online Commodities Trading and Relevant Services on May 31, 2010 and replaced those measures with the Administrative Measures for Online Trading on January 26, 2014, which became effective on March 15, 2014. The SAIC also issued the Opinions on Strengthening the Administration of Online Group Buying Operations on March 12, 2012 to subject group buying website operators to the foregoing measures, especially those relating to marketplace platform service providers. These newly issued measures impose more stringent requirements and obligations on the online trading or service operators as well as the marketplace platform providers. For example, the marketplace platform providers are obligated to examine the legal status of each third-party merchant selling products or services on the platform and display on a prominent location on the web page of such merchant the information stated in the merchant’s business license or a link to such business license, and a group buying website operator must only allow a third-party merchant with a proper business license to sell products or services on its platform. Where the marketplace platform providers also act as online distributors, these marketplace platform providers must make a clear distinction between their online direct sales and sales of third-party merchant products on the marketplace platform.

Regulation of Internet Content

The PRC government has promulgated measures relating to Internet content through various ministries and agencies, including the MIIT, the News Office of the State Council, the Ministry of Culture and the General Administration of Press and Publication. In addition to various approval and license requirements, these measures specifically prohibit Internet activities that result in the dissemination of any content which is found to contain pornography, promote gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC or compromise State security or secrets. ICPs must monitor and control the information posted on their websites. If any prohibited content is found, they must remove such content immediately, keep a record of it and report to the relevant authorities. If an ICP violates these measures, the PRC government may impose fines and revoke any relevant business operation licenses.

Regulation of Internet Security

The Decision in Relation to Protection of the Internet Security enacted by the Standing Committee of the National People’s Congress of China on December 28, 2000 provides that the following activities conducted through the Internet are subject to criminal punishment:

●	gaining improper entry into a computer or system of strategic importance;

●	disseminating politically disruptive information or obscenities;

●	leaking State secrets;

●	spreading false commercial information; or

●	infringing intellectual property rights.

The Administrative Measures on the Security Protection of Computer Information Network with International Connections, issued by the Ministry of Public Security on December 16, 1997 and amended on January 8, 2011, prohibit the use of the Internet in a manner that would result in the leakage of State secrets or the spread of socially destabilizing content. If a value-added telecommunications services license holder violates these measures, the Ministry of Public Security and the local security bureaus may revoke its operating license and shut down its websites.

Regulation Relating to Privacy Protection

Under the ICP Measures, ICPs are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes upon the lawful rights and interests of others. Depending on the nature of the violation, ICPs may face criminal charges or sanctions by PRC security authorities for such acts, and may be ordered to suspend temporarily their services or have their licenses revoked.

Under the Several Provisions on Regulating the Market Order of Internet Information Services, issued by the MIIT on December 29, 2011, ICPs are also prohibited from collecting any user personal information or providing any such information to third parties without the consent of a user. ICPs must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for its services. ICPs are also required to properly maintain the user personal information, and in case of any leak or likely leak of the user personal information, ICPs must take remedial measures immediately and report any material leak to the telecommunications regulatory authority.

In addition, the Decision on Strengthening Network Information Protection promulgated by the Standing Committee of the National People’s Congress on December 28, 2012 emphasizes the need to protect electronic information that contains individual identification information and other private data. The decision requires ICPs to establish and publish policies regarding the collection and use of personal electronic information and to take necessary measures to ensure the security of the information and to prevent leakage, damage or loss. Furthermore, MIIT’s Rules on Protection of Personal Information of Telecommunications and Internet Users promulgated on July 16, 2013 contain detailed requirements on the use and collection of personal information as well as the security measures to be taken by ICPs.

The PRC government retains the power and authority to order ICPs to provide an Internet user’s personal information if such user posts any prohibited content or engages in any illegal activities through the Internet.

Regulation of Website and Mobile Interfaces

Under PRC law, we are required to monitor our websites and the websites hosted on our servers and mobile interfaces for items or content deemed to be socially destabilizing, obscene, superstitious or defamatory, as well as items, content or services that are illegal to sell online or otherwise in other jurisdictions in which we operate our marketplaces, and promptly take appropriate action with respect to such items, content or services. We may also be subject to potential liability for any unlawful actions of our customers or users of our websites or mobile interfaces or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be subject to fines, have our relevant business operation licenses revoked, or be prevented from operating our websites or mobile interfaces in China.

In addition, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, tort (including personal injury), other unlawful activity or other theories and claims based on the nature and content of information posted on our marketplaces, including product reviews and message boards, by our buyers, sellers and other marketplace participants.

Regardless of the outcome of such a dispute or lawsuit, we may suffer from negative publicity and reputational damage as a result of these actions.

Regulation of Contractual Arrangements with our Variable Interest Entities

If the PRC government deems that the contractual arrangements in relation to our variable interest entities do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations changes in the future, we could be subject to penalties or be forced to relinquish our interests in those operations.  Foreign ownership of certain types of Internet businesses, such as Internet information services, is subject to restrictions under applicable PRC laws, rules and regulations. For example, foreign investors are generally not permitted to own more than 50% of the equity interests in a value-added telecommunication service provider. Any such foreign investor must also have experience and a good track record in providing value-added telecommunications services overseas.

RISKS RELATED TO OUR COMMON STOCK

Should our stock become quoted on the OTC Markets, if we fail to remain current on our reporting requirements, we could be removed from the OTC Markets which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We have filed a 15c-211 listing application with FINRA for the potential listing on the Pink Sheet OTC Market (OTC-QB).  Companies quoted on the OTC-QB market must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, or Section 15 of the Securities Act of 1933, as amended, and must be current in their reports in order to maintain price quotation privileges on the OTQ-QB. If we fail to remain current on our reporting requirements, we could be removed from the OTQ-QB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock price is likely to be highly volatile which may subject us to securities litigation thereby diverting our resources which may affect our profitability and results of operation.

Once listed, due to the nature of our company and its business, the market price for our common stock is expected  to be limited and highly volatile.  The following factors will add to our common stock price's volatility:

●	the number of users of our application;

●	actual or anticipated variations in our quarterly operating results;

●	announcements of acquisitions;

●	additions or departures of our key personnel; and.

●	sales of our common stock

Some of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.  In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may be the target of similar litigation in the future.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

In addition, as a result of the expected volatility in our stock, investors may be unable to resell their shares at a fair price or at a price lower than their entry price.

Expected Limited Trading Market For Our Common Stock.

If a market for our common stock develops, it is expected to be limited and thinly traded, and we can provide no assurance to investors that a more robust market will develop. If a market for our common stock does not develop, our shareholders may not be able to resell the shares of our common stock they have purchased and they may lose all of their investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 15,000,000 shares of preferred stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

We have not yet adopted any corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock in the future may depend on the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, may be limited because we conduct substantially all of our operations in China and all of our directors and officers reside outside of the United States.

We conduct substantially all of our operations in China.  Our CEO and director resides, and substantially all of the assets of that person are located, outside the United States. As a result, it may be difficult for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against assets or the assets of a directors and officers.

Item 1B. Unresolved Staff Comments.

None

Item 2.   Facilities

Our US office is located at 4800 Montgomery Lane, Suite 450, Bethesda MD 20814.   We occupy one office at the location free of rent based on a month-to-month arrangement with one of Company’s affiliates.

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space.  The lease commenced on September 22, 2014 and runs through June 30, 2017.   Gross month rental payments are $2,341.  The Company was required to put up a security deposit of $6,894.   On October 20, 2014, the Company paid the prior tenant $12,099 in rent for the space through the commencement date of the new lease.  The total rent expense for the period since inception (May 23, 2014) through December 31, 2014 was $14,924.  Under the lease arrangement the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement with Jiang Qi Hang and Xu Zi Quan for 3,470 square feet of office space.  The lease commenced on November 1, 2014 and runs through August 2015.  Gross month rental payments are $4,998.   The Company was required to put up a security deposit of $4,154.   For the year ended December 31, 2014, the Company recorded rent expense of $12,495 for this office.

The servers that we use to provide our services are primarily maintained at various third-party internet data centers in Hong Kong and Guangzhou, PRC.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Presently, there is  no established public trading market for our shares of common stock.      The Company is currently in the process of requesting to be quoted on the Pink Sheet OTC Markets (OTC-QB) pursuant to a 15c211 filing with FINRA.

Holders of Our Common Stock

As of the date of filing we had 23 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, telephone: (919) 481-4000.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.    Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities authorized for issuance under equity compensation plans

None

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Background

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31.    The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.   The Company determined it was in the best interest of the shareholders to expand its business plan.     On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApp International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”).   HIP owned certain intellectual property relating to instant messaging for portable devices (the “Hotapp”).   Hotapp is a cross-platform mobile application that incorporates instant messaging and ecommerce.  It provides a free VOIP phone that allows for free calls as well as text messaged with any kind of attachment (video, photo, audio).

As of December 31, 2014, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	Republic of China	100% owned by HIP

Trends in the Market and Our Opportunity

With the arrival of smartphones and tablets together with 24x7 - anywhere unrestricted advanced mobile data connectivity, the “Over-The‐Top” services (“OTT Services”) has emerged as a new market for innovations.  OTT Services can be understood as any service received over the internet that is not provided directly by an Internet Service Provider. OTT Services have experienced an exponential growth over the past few years driven by higher quality and speed of mobile broadband access and lower costs of both devices and internet access.

The potential of OTT Service providers is correlated with the number of consumers with a smartphone, a market which is significantly large and its growth is expected to continue for foreseeable future. More than half of smartphone owners are using OTT services today, and it is expected more will be using in the future.

OTT also is poised to serve as the platform for potential Offline-to-Online (O2O) operations.  These are operations connecting Offline services with Online applications, allowing users to order for Offline services.  OTT places the ease and convenience of Offline services in the users hands with a relatively easy-to-pickup learning curve.

Based upon the above trends, we believe there exists a significant opportunities for:

●
HotApp to be positioned as a relevant player in the OTT Service market reaching an appropriate critical mass of active users in 3 years. For this, the App will be available on multi-platforms initially on Android and iPhone.

●
Continuing growth in demand for OTT Services encapsulated within a single mobile app.  HotApp will provide a full array of services, including text messaging, hold‐to-talk voice messaging, broadcast messaging, sharing of photos and videos, gaming services, sales of stickers, etc. and will be an advertising platform for strategic partners.

●
Enterprises to increase usage of OTT Services as a new medium to engage their customers to promote and market their products and services.  HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

●
O2O operations has been identified as an intergral aspect of HotApp’s e-commerce and monetization plans. As such HotApp will continue to develop and explore partnerships to exploit such O2O operations.

Our Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.    We intend to pursue the following growth strategy:

●
Expand our target segments by two dimensions, geographical expansion through the localization of HotApp for countries in Asia, Europe, USA and Middle East; and at the same time partnering with communities, both enterprise in nature and individuals, positioning HotApp as the local community platform of choice

●
Enhance user experience by forming HotApp Center of Excellence (CoE) in major regional hubs, starting from China and Hong Kong. The HotApp CoE collects user feedback and obtains localization behaviors through focus group studies, community collaboration and expert advice, aiming to offer the best Local OTT with strong customer engagement

●	Increase User monetization capabilities by connecting HotApp to O2O
●
Specify local target segments, user community, enterprise, such as the following examples in Hong Kong; Target specific user groups, such as family with young children, aging population by expanding HotApp services into family communications, elderly communications such as Grandparents and grandchildren, by releasing new HotApp products in families.

●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.
●	Make strategic investments and acquisitions to expand our user base, add complementary products and technologies

As of the date of this report, we have taken the following steps to implement our business plan:

●	Building up HotApp COE in China and Hong Kong for support and feature development
●	In Hong Kong we have identified family communities as the key dimension as such we are Establishing a dedicated development team in Hong Kong focusing on family value HotApp Services
●	In depth discussion of strategic alliances dimension in China for communities applications

As of the date of this report, we have achieved the following milestones:

●	Completed development of HotApp in Android and iOS.
●	Beta launched HotApp in China and focusing on improvement of user experience and user interface design.

Over the next twelve months we plan to;

●	Continuously improve HotApp product User Experience through beta testing and feature optimization
●	Develop App-to-App VoIP services, which will not only improve customer experience but also lower the operating cost by reducing the cost of call termination
●	Develop additional HotApp modules for smart communities
●	Identify Partners for Localization, releasing HotApp in South Asia countries, USA, and Europe
●	Establish O2O business model in China and Asia

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Results of Operations

For the audited full year results ending December 2014 and 2013

Revenue

Total revenue for the financial years ending December 31, 2014 and 2013 was $0 and $525, respectively.  Since acquisition of HIP, the HotApp is still undergoing product developments and has not generated any revenue for the Group for the financial year ended December 31, 2014.

Cost of Revenue

Total cost of revenue for the years ending December 31, 2014 and 2013 was,  $0  and $103, respectively.    The $103 related to merchant charges from subscription fees paid.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to increase as we expand our team, to further develop the platform, new features and services.  Total research and development for the year ending December 31, 2014 and 2013 was,  $220,215 and $0, respectively.  The increase was due to the acquisition of HIP in 2014 which had $220,215 in research and development costs for the 2014 period.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to increase as our business grows. Total sales and marketing expenses for the year ending december 31, 2014 and 2013 was $37,660 and $0, respectively. The increase was due to the acquisition of HIP in 2014 which had $37,660 in sales and marketing expenses.

General and Administrative

General and administrative expenses consists primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to increase as our business grows and we comply with our reporting obligations under US securities laws as a public company.  Total general and administrative expenses for the year ending December 31, 2014 and 2013 was,  $327,171 and $53,361, respectively.  Included in those amounts were $62,438 and $30,000, respectively, in general and administrative expenses of a related party.   The increase from the prior period was due to the acquisition of HIP in 2014 whch had $181,625 in general and administrative expenses.

Other Expense (Income)

For the year ending December 2014 and 2013, we incurred $4,067 and $1,029 in interest expense,  respectively.    The interest expenses was from a revolving line of credit that was terminated upon the acquisition of HIP.

Liquidity and Capital Resources

At December 31, 2014, we had cash of $4,009,884 and a working capital deficit of $592,370. Since inception, we have raised $126,669 in equity capital and obtained a loan of $4,428,438 from SED.

We had a total stockholders’ deficit of $452,902 and an accumulated deficit of $672,083 as of December 31, 2014 compared with total stockholders’ deficit of $24,625 and an accumulated defict of $ 82,975 as of December 31, 2013.   This difference is primarily due to the acquisition of HIP which made up a total of $441,078 of our total loss of $589,108.

We had $4,428,438 and $30,450 of net cash from financing activities for the financial year ended December 2014 and 2013, respectively.

In 2012 , the Company entered into a revolving line of credit (“Credit Line”) with Lend America Inc. (“LAI”) an entity owned by our former officer and director.  On July 1, 2013 LAI assigned all rights and obligations to Global Bridge Partners, Inc. (“GBP”), the Company’s then controlling shareholder. On June 30, 2014, the Company entered into an amendment to the Credit Line. The amendment extended the Maturity Date until December 31, 2014 and increased the amount of the Credit Line to $100,000. Interest is payable at a rate of twelve percent (12%). Unless otherwise paid by the Company, the entire principal and accrued interest shall be payable on Maturity Date. As of December 31, 2014, GBP has waived all amounts due under the Credit Line for the Company and hence $88,492 has been included as component of equity in the consolidated balance sheet as of December 31, 2014.

On December 31, 2014, the Company issued a Singapore Dollar denominated promissory note (the “Note”) for US$3,988,831 to SED, its controlling shareholder. The Note is non-interest bearing and matures on June 25, 2015. The Note has no prepayment penalty.  It can be extended by mutual agreement upon 30 day written notice from the Company.  The Note relates to three separate fundings by SED, US $189,925 on October 16, 2014, US$50,000 on October 28, 2014 andUS$3,798,500 on December 26, 2014.  The remaining US$406 was due from shareholder of SED.   The Note is reported as Loan from Shareholder at $4,428,438 on the consolidated balance sheet as at December 31, 2014.  We expect SED will be willing to extend the Notes until such time the Company can generate its own revenue and cash flow or raise additional capital through equity or debt financings.  However, we cannot be certain that such capital (from SED or third party) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business on pursue our planned growth.

As of December 2014, we have a fixed operating office lease agreements for both Guangzhou’s office amounting to US$39,984 in 2015 and Singapore’s offices minimum lease commitments of US$28,092 annually from 2015 to 2017.

We expect SED will be willing to extend the Notes until such time the Company can generate its own revenue and cash flow or raise additional capital through equity or debt financings. . However, we cannot be certain that such capital (from SED or third party) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business on pursue our planned growth.

Consistent with Section 144 of Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.    The Group currently has no revenue but plans to derive its revenue from membership subscription services, offering the platform for mobile games developed by third parties and other services, including the use of the paid emoticons and mobile marketing services.

Research and development expenses

Research and development expenses primarily consist of (i) salaries and benefits for research and development personnel, and (ii) office rental, general expenses and depreciation expenses associated with the research and development activities.  The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile games. Expenditures incurred during the research phase are expensed as incurred.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities.  Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

Uncertainties exist with respect to the application of the New EIT Law to our operations, specifically with respect to our tax residency.  The New EIT Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their “de facto managerment bodies” as “establishments that carry on substantial and overall management and control over the operations, personnel, accounting, properties, etc. of the Company.”  Because of the uncertainties resulted from limited PRC guidance on the issue, it is uncertain whether our legal entities outside the PRC constitute residents under the New EIT Law.  If one or more of our legal entities organized outside the PRC were characterized as PRC residents, the impact would adversely affect our results of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements adopted

In July 2013, the FASB issued a pronouncement which provides guidance on financial statement presentation of an unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.

The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss is carried forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

Recent accounting pronouncements not yet adopted

In May 2014, the FASB issued, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.

The core principle of the guidance is that an entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

●	Step 1: Identify the contract(s) with a customer.

●	Step 2: Identify the performance obligations in the contract.

●	Step 3: Determine the transaction price.

●	Step 4: Allocate the transaction price to the performance obligations in the contract.

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is not permitted. We are in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In June 2014, the FASB issued a new pronouncement which requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect the adoption of this guidance will have a significant effect on our consolidated financial statements.

In August 2014, the FASB issued a new pronouncement which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosure if there is “substantial doubt about the entity’s ability to continue as a going concern.” The new standard is effective for fiscal years ending after December 15, 2016. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HOTAPP INTERNATIONAL INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2014 AND 2013

HOTAPP INTERNATIONAL INC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of HotApp International, Inc.

We have audited the accompanying balance sheets of HotApp International, Inc. as of December 31, 2014 and 2013, and the related statement of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. HotApp International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HotApp International, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has incurred net losses, net cash used in operating activities and has a working capital deficit at December 31, 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 15, 2015

HOTAPP INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

ASSETS
	12/31/14	12/31/13
CURRENT ASSETS:
Cash or cash equivalents	$4,009,884	$556
Prepaid expenses	5,661	-
Security deposits	16,056	-
TOTAL CURRENT ASSETS	4,031,601	556

Fixed assets, net	79,400	-
Excess purchase price over net assets	60,068	-

TOTAL ASSETS	$4,171,069	$556

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$191,719	$8,000
Accrued interest	-	1,831
Accrued taxes and franchise fees	3,814	250
Loan from shareholder	4,428,438	-
Revolving credit line from shareholder	-	15,100
TOTAL CURRENT LIABILITIES	4,623,971	25,181

TOTAL LIABILITIES	4,623,971	25,181

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
13,800,000 issued and outstanding	1,380	-
Common stock, $.0001 par value, 500,000,000 shares authorized,
5,132,000 and 3,967,000 shares issued and outstanding,
as of December 31 2014 and 2013, respectively	513	397
Accumlated other comprehensive income	4,022	-
Additional paid-in capital	213,267	57,953
Accumulated deficit	(672,083)	(82,975)
TOTAL STOCKHOLDERS' DEFICIT	(452,902)	(24,625)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,171,069	$556

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues:
Monthly business listing fees	$-	$525
Total Revenues	-	525

Cost of revenues	-	103
Gross Profit	-	422

Operating expenses:
Research and product development	220,215	-
Stock based compensation	8,250	-
Sales and marketing	37,660	-
Depreciation	4,182	-
General & administrative	252,301	23,361
General and administrative from a related party	62,438	30,000
Total operating expenses	585,046	53,361

Loss from operations	(585,046)	(52,939)

Other (income) expenses
Interest expense	4,067	1,029
Interest income	(5)	-
Total other expenses (income)	4,062	1,029

(Loss) before taxes	(589,108)	(53,968)
Income tax provision	-	250

Net (loss) applicable to common shareholders	$(589,108)	$(54,218)

Net income (loss) per share - basic and diluted	$(0.14)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	4,318,096	3,644,775

Comprehensive Income(Loss):
Net loss	$(589,108)	(53,968)
Foregin currency translation gain(loss)	4,022	-
Total comprehensive loss	$(585,086)	(53,968)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2013 TO DECEMBER 31, 2014

	Preferred Stock		Common		Paid-In	Accumulated other comprehensive	Accumulaated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Gain	(Deficit)	(Deficit)

Balance December 31, 2012	-	$-	3,500,000	$350	$34,650	$-	$(28,757)	$6,243

Issuance of common stock			467,000	47	23,303			23,350
Net loss for period							(54,218)	(54,218)

Balance December 31, 2013	-	$-	3,967,000	$397	$57,953	$-	$(82,975)	$(24,625)

Issuance of common stock for services			165,000	16	8,234			8,250
Acquisition and fair value allocation	13,800,000	1,380	1,000,000	100	58,588			60,068
Loan forgiveness shareholder					88,492			88,492
Net loss for period							(589,108)	(589,108)
Foreign currency translation adjustment						4,022	-	4,022

Balance December 31, 2014	13,800,000	$1,380	5,132,000	$513	$213,267	$4,022	$(672,083)	$(452,902)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(585,086)	$(54,218)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	8,250	-
Depreciation	4,182	-

Change in operating assets and liabilities:
Prepaid expenses	(5,661)	5,000
Accrued interest	(1,831)	1,029
Accounts payable and accrued expenses	183,719	8,000
Accrued taxes payable	3,564	-
Security deposit and other assets	(16,056)	-
Net cash used in operating activities	$(408,919)	$(40,189)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of computers and office equipment	(33,197)	-
Acquisition of furniture and leasehold improvements	(48,516)	-
Net cash (used in) investing activities	$(81,713)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	23,350
Proceeds from shareholder loan	4,423,164	-
Proceeds from revolving credit facility	67,500	7,100
Net cash provided by financing activities	$4,490,664	$30,450

NET INCREASE (DECREASE) IN CASH	4,000,032	(9,739)
Effects of exchange rates on cash	9,296	-

CASH AND CASH EQUIVALENTS at beginning of period	556	10,295
CASH AND CASH EQUIVALENTS at end of period	$4,009,884	$556

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Shareholder loan forgiveness	$88,492

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31.  The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.   The Company determined it was in the best interest of the shareholders to expand its business plan.     On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApp International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”).   HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce.  It provides a free VOIP phone that allowes for free calls as well as text messaged with any kind of attachment (video, photo, audio).   HotApp can be used on any mobile platform (ie IOS Online or Android).

Pursuant the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock.   See Note 9 for further description.

As of December 31, 2014, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	Republic of China	100% owned by HIP

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $672,083 and has a working capital deficit of $592,370 at December 31, 2014.   Accordingly, these factors reaise substantial doubt as to the Company’s ability to continue as a going concern.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

We may need to either borrow funds from our majority shareholder or raise additional capital through equity or debt financings.   We expect our current majority shareholder will be willing and able to provide such additional capital.   However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements of the Group include the financial statements of Hotapp International Inc and its subsidiaries.  All inter-company transactions and balances have been eliminated upon consolidation.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets and share-based compensation.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, or which have original maturities of three months or less when purchased.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of December 31, 2014, cash and cash equivalents of the Group includes, on an as converted basis to US dollars,  $171,879 and 3,832,767, in Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

The Renminbi (“RMB”) is not a freely convertible currency.   The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

Concentration of credit risk

Financial instruments that potentially expose the Group to concentration of credit risk consist primarily of cash and cash equivalents.  The Group places their cash with financial institutions with high-credit ratings and quality.

Fixed assets, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	3 years
Computer equipment	3 years
Furniture and Fixtures	3 years
Leasehold improvement	Shorter of the lease term or estimated useful lives

Fair value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.    The Group currently has no revenue but plans to derive its revenue from membership subscription services, offering the platform for mobile games developed by third parties and other services, including the use of the paid emoticons and mobile marketing services.

Research and development expenses

Research and development expenses primarily consist of (i) salaries and benefits for research and development personnel, and (ii) office rental, general expenses and depreciation expenses associated with the research and development activities.  The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile games. Expenditures incurred during the research phase are expensed as incurred.

Income taxes
Current income taxes are provided for in accordance with the laws of the relevant tax authorities.  Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2014 or 2013, respectively.

Uncertainties exist with respect to the application of the New EIT Law to our operations, specifically with respect to our tax residency.  The New EIT Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their “de facto management bodies” as “establishments that carry on substantial and overall management and control over the operations, personnel, accounting, properties, etc. of the Company.”  Because of the uncertainties that haveresulted from limited PRC guidance on the issue, it is uncertain whether our legal entities outside the PRC constitute residents under the New EIT Law.  If one or more of our legal entities organized outside the PRC were characterized as PRC residents, the impact would adversely affect our results of operations.

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore and the PRC are maintained in their local currencies, the Singapore Dollar (S$) and Renminbi ("RMB"), which are also the functional currencies of these entities.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred.   Transaction gains and losses are recognized in the statement of operations.

The Company’s entities with functional currency of Renminbi and Singapore Dollar, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income(loss).

For the year ended December 31, 2014, the Company recorded other comprehensive income from translation gains of $4,022 in the consolidated financial statements.

Operating leases

Leases where the rewards and risks of ownership of assets primarily remain with the lessor are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations.

Loss per share

Basic loss per share is computed by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of December 31, 2014, no shares of preferred stock are eligible for conversion into voting common stock.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31
	2014	2013
Rental deposit (1)	$16,056	$-
Prepaid rental expenses	5,661	-

	$21,717	$0

(1)	Rental deposit represent amounts paid as deposit for the Company’s offices in China and Singapore.

Note 4. ACQUISITION ACCOUNTING

On October 15, 2014, HotApp International Inc (formerly, Fragmented Industry Exchange Inc)(the “Company”) entered into a Sale & Purchase Agreement (“Purchase Agreement”) with Singapore eDevelopment Limited, a Singapore company (“SED”), pursuant to which the Company acquired all of the issued and outstanding capital stock of Hotapps International Pte. Ltd., a Singapore company (the “Subsidiary”) in exchange for the issuance of 1,000,000 shares of common stock and 13,800,000 shares of a newly created class of preferred stock.    The acquisition was accounted for under the acquisition method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.    Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed of the Subsidiary based on their estimated fair values.    Based upon the consideration that the Subsidiary was purchased by SED on August 27, 2014 for S$98,000 (in Singapore dollars), the Company has reflected the fair value of the purchase price to be S$98,000 or $78,244 based on the May 23, 2014 exchange rate.    The excess purchase price over the net assets as of October 15, 2014 was $60,068.

The purchase price allocation has not been finalized, but will be within the measurement period.  As of the acquisition date, October 15, 2014, the Subisidary had $574 in prepaid expenses, $20,700 in net fixed assets, $6,894 in security deposits and a loan due shareholder of $46,344.    For the period from inception through October 15, 2014, the Subsidiary incurred $18,734 in general and administrative expenses.  On a proforma basis, including the Subsidiary from its inception (May 23, 2014), the loss from operations was $607,842 or $0.14 per share.

Note 5. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of December 31,
	2014	2013
Computer equipment	$21,613	$-
Office equipment	13,455	_
Furniture and fixtures	48,514	_
Less: accumulated depreciation	(4,182)	_

Fixed assets, net	$79,400	$-

Depreciation expenses charged to the consolidated statements of operations for the years ended December 31, 2014 and 2013 were $4,182 and $0, respectively.

Note 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2014	2013
Accrued payroll	$77,513	$-
Accrued professional fees	27,000	8,000
Due to affiliates	86,465
Other	741
Total	$191,719	$8,000

Note 7.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2014 and 2013, was as follows (assuming a 15% effective tax rate):

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013

Current Tax Provision:
Federal-State-Local	-	250
Local	-	-

Total current tax provision	-	250

Deferred Tax Provision:
Loss carry-forwards	(88,366)	8,095
Change in valuation allowance	88,366	(8,095)

Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2014 as follows:

Loss carry-forwards	100,812
Less - valuation allowance	(100,812)

Total net deferred tax assets	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2014, the Company had approximately $672,000 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.  The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   The tax returns for the years ended December 31, 2014, 2013 and 2012 are still subject to examination by the taxing authorities.

Note 8.   SHAREHOLDER LOANS

On December 31, 2014, the Company owed Singapore eDevelopment Limited (SED), its majority shareholder, $4,428,438.  This amount reflects a loan of $50,000 and the US equivalent of S$5,702,500.  It also includes $32,574 in payments made by SED on behalf of the Company.   On December 28, 2014, SED loaned the Company under a  promissory note (the “Note”) that covered $3,988,831 (S$5,250,533.93).   The Note is non-interest bearing and matures on June 25, 2015.    The Note has no prepayment penalty.   The other loans and expenses covered by SED for the benefit of the Company are not covered under a loan document.

Note 9.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock.  Both share types have a $0.0001 par value.  As of December 31, 2014, the Company had issued and outstanding, 5,132,000, and 13,800,000 shares of common and preferred stock, respectively

Common Shares:

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

Preferred Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 1,000,000 shares of common stock to SED.   Such amount represented 19% ownership in the Company.  Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 13,800,000 shares of a class of preferred stock called Perpetual Preferred Stock (“Preferred Stock”) to SED. The Preferred Stock has no dividend or voting rights. The Preferred Stock is convertible to common stock of the Company dependent upon the number of commercial users of the Software. For each 1,000,000 commercial users of the Software (without duplication), SED shall have the right to convert 1,464,000 shares of Perpetual Preferred Stock into 7,320,000 shares of Common Stock, so that there must be a minimum of 9,426,230 commercial users in order for all of the shares of the Perpetual Preferred Stock to be converted into common stock of the Company (13,800,000 shares of Preferred Stock convertible into 69,000,000 shares of common stock).

Other than the conversion rights described above, the Preferred Stock has no voting, dividend, redemption or other rights.

On December 31, 2014, SED acquired a total of 4,024,000 shares of the Company common stock from certain shareholders, including the 3,500,000 shares owned by GBP.   After such transactions SED owned 97.9% of the Company.

Note 10 – COMMITMENTS & CONTINGENCIES

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore.  The lease commenced on September 22, 2014 and runs through June 30, 2017.   Gross month rental payments are $2,341.  The Company was required to put up a security deposit of $6,894.   On October 20, 2014, the Company paid the prior tenant $12,099 in rent for the space through the commencement date of the new lease.  The total rent expense for the period since inception (May 23, 2014) through December 31, 2014 was $14,924.  Under the lease arrangement the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement with Jiang Qi Hang and Xu Zi Quan for 3,470 square feet of office space in Guangzhou, PRC.  The lease commenced on November 1, 2014 and runs through August 2015.  Gross month rental payments are $4,998.   The Company was required to put up a security deposit of $4,154.   For the year ended December 31, 2014, the Company recorded rent expense of $12,495 for this office.

The following is a schedule by years of future minimum lease payments:

2015	$68,076
2016	28,092
2017	14,046
Total	$110,214

Note 11.  RELATED PARTY BALANCES AND TRANSACTIONS

The Company’s Chief Executive Officer (CEO) and Director is the Chief Executive Officer of SED.   SED is the majority shareholder of the Company.  The Company’s other two directors, one being the Chief Financial Officer, are affiliated to the CEO through other corporate organization where the CEO holds either a management or ownership position.    As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

As described in Note 8, the Company owes SED, its major shareholder $4,428,438.    This amount is not interest bearing.

The Company owes $78,596 and $4,284 to Guangzhou CloudCom Technology Limited Liability Company (“CloudCom”) and  Guangzhou International Real Estate Exchange Limited Liability Company (“IREE”), respectively.   The CEO of the Company is the majority shareholder in CloudCom and IREE.    Such amounts are reflected in accounts payable and accrued expenses on the Balance Sheet.

Note 12. SUBSEQUENT EVENTS

On March 25, 2015, the Company acquired 100% of the issued share capital in HotApp International Limited (“HotApp HK”) for a cash consideration of Hong Kong Dollar 1.00 from Mr. Chan Heng Fai, the Company’s CEO and Director.   HotApp HK was original established on July 8, 2014 in Hong Kong Special Administrative Region of the People’s Republic of China, has net liabilities of Hong Kong Dollars 5,457, and was purchase for the purpose of the sales and marketing of HotApp.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2014.   This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	70	Chairman, Chief Executive Officer and President
Conn Flanigan	46	Director, Secretary
Robert Trapp	59	Director, Chief Financial Officer

On October 21, 2014, the Company reported under Form 8-K the Sale & Purchase Agreement (“Purchase Agreement”) with Singapore eDevelopment Limited (“SED”), a Singapore exchange listed company, dated October 15, 2014.   The Purchase Agreement also granted SED the right to nominate one member to the Company’s Board of Directors.  On October 24, 2014, SED nominated, and the Company appointed Mr. Conn Flanigan and Mr. Chan Heng Fai as  Directors of the Company.

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Mr. Chan has served as a Director since October 23, 2014 and the Company’s Chief Executive Officer as of  December 31, 2014.   In April 2013, Mr Chan was appointed a Non-Executive Director of Singapore eDevelopment Limited (SED), to assist its business and capital restructuring.    In April 2014, Mr. Chan was appointed Chief Executive Officer and Executive Director of SED.   Prior to the Subsidiary being purchased by SED, Mr. Chan was responsible for overseeing the development of and all funding for HotApp.   Mr. Chan has restructured over 35 companies in different industries and countries in the past 40 years.   In September 2014,  SED announced the successful completion of a round of financing for S$40.6mm (the “Financing”).    Since April 2013, Mr. Chan has invested approximately $8mm of his own money, plus an additional $9mm through a subscription to the Financing by Heng Fai Business Development Pte Ltd, a Singapore-based company controlled by Mr. Chan.

Mr. Chan is the Managing Chairman of Heng Fai Enterprises, Ltd. ("Heng Fai")   He has been Director of Heng Fai since September 1992.  Mr. Chan is responsible for the overall business development of Heng Fai.  In November 2013, Mr. Chan was appointed a Board member of Ontarget360 Group Inc, a reporting company under the federal securities laws and an OTC-QB listed public company.   In November 2013, Mr. Chan was appointed a Board member of Global Medical REIT Inc, a reporting company under the federal securities laws and an OTC-QB listed public company.

Mr. Flanigan has served a director since October 23, 2014 and as legal counsel and secretary since December 31, 2014. Mr. Flanigan has served as General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of Heng Fai Enterprises Ltd since 2007.   Since July 2013, Mr. Flanigan has served as the CEO and Board member of Ontarget360 Group Inc, a reporting company under the federal securities laws and an OTC-QB listed public company.   Since December 2013, Mr. Flanigan has also served as CEO and Board Member of HOMEOWNUSA, a company that was publicly listed and is currently in the process of updating its financial statements.  Since September 2013, Mr. Flanigan has served as an officer and director of Global Medical REIT Inc, a reporting company under the federal securities laws and an OTC-BB listed public company.   Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Mr. Robert Trapp has served a director and our Chief Financial Officer since December 31, 2014.     Mr. Trapp has 30 years of cross-border business experience with both public and privately owned companies in Asia, USA and Canada from a diversity of industries – hospitality, finance, property, investment, mining, software and consumer goods.   Mr. Trapp has served as Senior Vice President with Inter-American Management LLC, a property management company, since 2013.   From 1998 to current Mr. Trapp served as a director of eBankerUSA.com, a subsidiary of Heng Fai Enterprises Limited, a Hong Kong Stock Exchange company.   Mr has experience within operations and financial management, administration, marketing and regulatory compliance.   He holds a Bachelor of Commerce Degree from the University of Calgary and a Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson Polytechnical Institute of Toronto, Ontario.

Board of Directors

The varying business experience of each of our directors led to the conclusion that each such party should be a member of our Board of Directors.  The minimum number of directors we are authorized to have is one and the maximum is eight.   In no event may we have less than one director.

Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, directors receive no compensation for their services on our Board.

All directors will be reimbursed by us for any accountable expenses incurred in attending directors meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our Board of Directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

As of the date hereof, we have not established any Board committees.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Possible Potential Conflicts

The OTC-QB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and one director (both of whom are the same person), and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

2014 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Chairman, CEO & President	2014	--	--	--	--	--
Conn Flanigan, Director, Secretary	2014	--	--	--	--	--
Robert Trapp, Director, CFO	2014	--	--	--	--	--
Mary Ellen Schloth, President, CEO,	2014	--	--	--	--	--
CFO, director (through December 31, 2014)	2013	--	--	--	--	--

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception.   We do not currently have a stock option plan, non-equity incentive plan or pension plan.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

We do not currently have any employment agreements with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 15, 2015 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.  As of April 15, 2015, we had 5,132,000 shares of common stock issued and outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Form 10K are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Beneficially Owned	Percentage Owned
Singapore eDevelopment Limited (2)	5,024,000	97.9%
All directors and officers as a group (3 persons)	0	0.0%
_____________________
(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 450, Bethesda MD 20814, the address of the Company
(2)	The address is: 9 Temasek Boulevard #09-02A Suntec Tower Two, Singapore 038989

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s Chief Executive Officer (CEO) and Director is the Chief Executive Officer of SED.   SED is the majority shareholder of the Company.  The Company’s other two directors, one being the Chief Financial Officer, are affiliated to the CEO through other corporate organization where the CEO holds either a management or ownership position.    As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

On December 31, 2014, the Company owed Singapore eDevelopment Limited (SED), its majority shareholder, $4,428,438.  This amount reflects a loan of $50,000 (S$5,702,500).  It also includes (S$)32,574 in payments made by SED on behalf of the Company.   On December 28, 2014, SED loaned the Company under a promissory note (the “Note”) US$3,988,831 (S$5,250,533.93).   The Note is non-interest bearing and matures on June 25, 2015.    The Note has no prepayment penalty.   The other loans and expenses covered by SED for the benefit of the Company are not covered under a loan document.

The Company owes $78,596 and $4,284 to Guangzhou CloudCom Technology Limited Liability Company (“CloudCom”) and Guangzhou International Real Estate Exchange Limited Liability Company (“IREE”), respectively.   The CEO of the Company is the majority shareholder in CloudCom and IREE.    Such amounts are reflected in accounts payable and accrued expenses on the Balance Sheet.

We believe that the foregoing transactions were in our best interests. Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees	$20,000	$7,500
All Other Fees	5,000	2,500
Total	$25,000	$10,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*	Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Date: April 15, 2015	By:	/s/ CHAN HENG FAI
Chan Heng Fai
Chief Executive Officer

Date: April 15, 2015	By:	/s/ ROBERT TRAPP
Robert Trapp
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer and Director	April 15, 2015
Chan Heng Fai

/s/ Robert Trapp	Chief Financial Officer and Director	April 15, 2015
Robert Trapp

/s/ Conn Flanigan	Secretary and Director	April 15, 2015
Conn Flanigan