Form 10-Q
period 2015-03-31
HotApp International, Inc.
filed 2015-05-15
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2015.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                          .

Commission file number: 333-194748

HotApp International Inc.
 (Exact name of registrant in its charter)

Delaware	47-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450, Bethesda MD	20814
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 202.524.6869

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2015
Common Stock, $0.001 par value per share	5,132,000 shares

PART I. Financial Information

HOTAPP INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS
	3/31/15	12/31/14
CURRENT ASSETS:
Cash or cash equivalents	$3,337,274	$4,009,884
Prepaid expenses	15,765	5,661
Security deposits	15,706	16,056
TOTAL CURRENT ASSETS	3,368,745	4,031,601

Fixed assets, net	101,698	79,400
Excess purchase price over net assets	60,068	60,068

TOTAL ASSETS	$3,530,511	$4,171,069

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$209,737	$191,719
Accrued taxes and franchise fees	250	3,814
Loan from shareholder	4,196,837	4,428,438
TOTAL CURRENT LIABILITIES	4,406,824	4,623,971

TOTAL LIABILITIES	4,406,824	4,623,971

STOCKHOLDERS' (DEFICIT):

Preferred stock, $.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,132,000 shares issued and outstanding, as of March 31, 2015, and December 31 2014, respectively	513	513
Accumulated other comprehensive income	46,566	4,022
Additional paid-in capital	213,267	213,267
Accumulated deficit	(1,138,039)	(672,083)
TOTAL STOCKHOLDERS' DEFICIT	(876,314)	(452,902)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,530,511	$4,171,069

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three months Ended March 31, 2015	Three months Ended March 31, 2014

Total Revenues	-	-

Operating expenses:
Research and product development	268,689	-
Stock based compensation	-	8,250
Sales and marketing	57,329	-
Depreciation	6,638	-
General & administrative	133,054	25,407
General and administrative from a related party	-	15,000
Total operating expenses	465,710	48,657

Loss from operations	(465,710)	(48,657)

Other (income) expenses
Interest expense	246	819

(Loss) before taxes	(465,956)	(49,476)
Income tax provision	-	-

Net (loss) applicable to common shareholders	$(465,956)	$(49,476)

Net income (loss) per share - basic and diluted	$(0.09)	$(0.01)

Weighted number of shares outstanding - Basic and diluted	5,132,000	4,031,167

Comprehensive Income(Loss):
Net loss	$(465,956)	$(49,476)
Foreign currency translation gain(loss)	42,544	-
Total comprehensive loss	$(423,412)	$(49,476)

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM DECEMBER 31, 2014
THROUGH MARCH 31, 2015 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Accumulated other comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Gain	(Deficit)	(Deficit)

Balance December 31, 2014	13,800,000	$1,380	5,132,000	$513	$213,267	$4,022	$(672,083)	$(452,902)

Net loss for period							465,956	465,956
Foreign currency translation adjustment						42,544	-	42,544

Balance March 31, 2015	13,800,000	$1,380	5,132,000	$513	$213,267	$46,566	$(1,138,039)	$(876,314)

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three months Ended March 31, 2015	Three months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(441,069)	$(49,746)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,250
Depreciation	6,638	-

Change in operating assets and liabilities:
Prepaid expenses	(9,576)	-
Accrued interest	-	819
Accounts payable and accrued expenses	1,097	21,795
Accrued taxes payable	(3,564)	-
Security deposit and other assets	459	-
Net cash used in operating activities	$(446,015)	$(18,882)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of computers and office equipment	(26,944)	-
Net cash (used in) investing activities	$(26,944)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	19,500
Repayment of shareholder loan	(45,244)	-
Net cash provided by financing activities	$(45,244)	$19,500

NET INCREASE (DECREASE) IN CASH	(518,203)	618
Effects of exchange rates on cash	(154,407)	-

CASH AND CASH EQUIVALENTS at beginning of period	4,009,884	556
CASH AND CASH EQUIVALENTS at end of period	$3,337,274	$1,174

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Hotapp International Inc., formerly Fragmented Industry Exchange Inc, (the “Company”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.  The Company determined it was in the best interest of the shareholders to expand its business plan.  On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a free VOIP phone that allows for free calls as well as text messaged with any kind of attachment (video, photo and audio). HotApp can be used on any mobile platform (ie IOS Online or Android).

Pursuant the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock.   See Note 8 for further description.

As of March 31, 2015, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% owned by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	Republic of China	100% owned by HIP
HotApp International Limited	July 8, 2014	Hong Kong (Special Administrative Region, Republic of China)	100% owned by HIP

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $1,138,039 and has a working capital deficit of $1,038,079 at March 31, 2015.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated balance sheet at March 31, 2015 was derived from audited financial statement but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of consolidation

The consolidated financial statements of the Company include the financial statements of Hotapp International Inc and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2015, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $167,415 and $3,139,540, in Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Research and development expenses

Research and development expenses primarily consist of (i) salaries and benefits for research and development personnel, and office rental, general expenses and depreciation expenses associated with the research and development activities. The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile games. Expenditures incurred during the research phase are expensed as incurred.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely- than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2014 or 2013, respectively.

Uncertainties exist with respect to the application of the New EIT Law to our operations, specifically with respect to our tax residency. The New EIT Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their “de facto management bodies” as “establishments that carry on substantial and overall management and control over the operations, personnel, accounting, properties, etc. of the Company.” Because of the uncertainties that have resulted from limited PRC guidance on the issue, it is uncertain whether our legal entities outside the PRC constitute residents under the New EIT Law. If one or more of our legal entities organized outside the PRC were characterized as PRC residents, the impact would adversely affect our results of operations.

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

The Company’s entities with functional currency of Renminbi and Singapore Dollar, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the period ended March 31, 2015, the Company recorded other comprehensive income from translation gains of $42,544 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.  As of March 31, 2015, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014
Rental deposit (1)	$15,707	$16,056
Prepaid rental expenses	15,765	5,661
	$31,472	$21,717

(1)  Rental deposit represent amounts paid as deposit for the Company’s offices in China and Singapore.

 Note 4.  ACQUISITION ACCOUNTING

On October 15, 2014, HotApp International Inc. entered into a Sale & Purchase Agreement (“Purchase Agreement”) with Singapore eDevelopment Limited, a Singapore company (“SED”), pursuant to which the Company acquired all of the issued and outstanding capital stock of Hotapps International Pte. Ltd., a Singapore company (the “Subsidiary”) in exchange for the issuance of 1,000,000 shares of common stock and 13,800,000 shares of a newly created class of preferred stock. The acquisition was accounted for under the acquisition method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed of the Subsidiary based on their estimated fair values.   Based upon the consideration that the Subsidiary was purchased by SED on August 27, 2014 for S$98,000 (in Singapore dollars), the Company has reflected the fair value of the purchase price to be S$98,000 or $78,244 based on the May 23, 2014 exchange rate.    The excess purchase price over the net assets as of March 31, 2015 was $60,068.

The purchase price allocation has not been finalized, but will be within the measurement period. As of the acquisition date, October 15, 2014, the Subsidiary had $574 in prepaid expenses, $20,700 in net fixed assets, $6,894 in security deposits and a loan due shareholder of $46,344. For the period from inception through October 15, 2014, the Subsidiary incurred $18,734 in general and administrative expenses. There is no pro forma information required as the subsidiary was organized subsequent to March 31, 2014.

Note 5.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	December 31,
	2015	2014
Computer equipment	$45,880	$21,613
Office equipment	20,003	13,455
Furniture and fixtures	46,518	48,514
Less: accumulated depreciation	(10,703)	(4,182)

Fixed assets, net	$101,698	$79,400

Depreciation expenses charged to the consolidated statements of operations for the three months ended March 31, 2015 and 2014 were $6,638 and $0, respectively.

Note 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
Accrued payroll	$90,434	$77,513
Accrued professional fees	31,582	27,000
Due to affiliates	87,721	86,465
Other		741
Total	$209,737	$191,719

Note 7.  INCOME TAXES

The provision for income taxes for the three months ended March 31, 2015 and 2014, was as follows (assuming a 15% effective tax rate):

	Three months ended March 31,
	2015	2014
Current Tax Provision:
Federal-State-Local	-	-
Local	-	-

Total current tax provision	-	-

Deferred Tax Provision:
Loss carry-forwards	(66,160)	(7,421)
Change in valuation allowance	66,160	7,421

Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2015 as follows:

Loss carry-forwards	$(166,973)	(19,830)
Less - valuation allowance	$166,973	(19,830)

Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of March 31, 2015, the Company had approximately $1,138,039 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2014, 2013 and 2012 are still subject to examination by the taxing authorities.

Note 8.   SHAREHOLDER LOANS

On March 31, 2015, the Company owed Singapore eDevelopment Limited (SED), its majority shareholder, $4,196,837. This amount reflects a loan of $50,000 and the USD equivalent of S$5,250,000. It also includes $24,669 in payments made by SED on behalf of the Company. On December 28, 2014, SED loaned the Company under a promissory note (the “Note”) that covered $3,812,937 (S$5,250,533.93). The Note is non-interest bearing and matures on June 25, 2015. The Note has no prepayment penalty. The other loans and expenses covered by SED for the benefit of the Company are not covered under a loan document.

Note 9.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock. Both share types have a $0.0001 par value. As of March 31, 2015, the Company had issued and outstanding, 5,132,000, and 13,800,000 shares of common and preferred stock, respectively

Common Shares:

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

Note 10 – COMMITMENTS & CONTINGENCIES

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd (“Allbest”) for 586 square feet of office space in Singapore. The lease commenced on September 22, 2014 and runs through June 30, 2017. The Company was required to put up a security deposit of $6,894.  A new lease with Allbest was signed on February 21, 2015 for 954 square feet of office space in Singapore and commenced on 01 March 2015. Combined gross month rental payments are $5,799 . The total rent expense for the three months ended March 31, 2015 was $10,926.   Under the lease arrangement the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement with Jiang Qi Hang and Xu Zi Quan for 3,470 square feet of office space in Guangzhou, PRC.  The lease commenced on November 1, 2014 and runs through August 2015.  Gross month rental payments are $4,998.   The Company was required to put up a security deposit of $4,154.  For the three months ended March 31, 2015, the Company recorded rent expense of $14,230 for this office.

The following is a schedule by years of future minimum lease payments:

2015	$77,185
2016	69,593
2017	34,796
Total	$181,574

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

As described in Note 8, the Company owes SED, its major shareholder $4,196,837.   This amount is not interest bearing.

The Company owes $76,978 and $7,141 to Guangzhou CloudCom Technology Limited Liability Company (“CloudCom”) and Guangzhou International Real Estate Exchange Limited Liability Company (“IREE”), respectively.    The CEO of the Company is the majority shareholder in CloudCom and IREE. Such amounts are reflected in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet.

Note 12. Subsequent Events

None to note.

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

Background

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.  The Company determined it was in the best interest of the shareholders to expand its business plan.  On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApp International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “Hotapp”). Hotapp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a free VOIP phone that allows for free calls as well as text messaged with any kind of attachment (video, photo and audio).

As of March 31, 2015, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	Republic of China	100% owned by HIP
HotApp International Limited	July 8, 2014	Hong Kong (Special Administrative Region, Republic of China)	100% owned by HIP

Trends in the Market and Our Opportunity

With the arrival of smartphones and tablets together with 24x7 - anywhere unrestricted advanced mobile data connectivity, the “Over-The-Top” services (“OTT Services”) has emerged as a new market for innovations. OTT Services can be understood as any service received over the internet that is not provided directly by an Internet Service Provider. OTT Services have experienced an exponential growth over the past few years driven by higher quality and speed of mobile broadband access and lower costs of both devices and internet access.

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

o
HotApp to be positioned as a relevant player in the OTT Service market reaching an appropriate critical mass of active users in 3 years. For this, the App will be available on multi-platforms initially on Android and iPhone.

o
Continuing growth in demand for OTT Services encapsulated within a single mobile app. HotApp will provide a full array of services, including text messaging, hold-to-talk voice messaging, broadcast messaging, sharing of photos and videos, gaming services, sales of stickers, etc. and will be an advertising platform for strategic partners.

o
Enterprises to increase usage of OTT Services as a new medium to engage their customers to promote and market their products and services. HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

o	O2O operations has been identified as an integral aspect of HotApp’s e-commerce and monetization. As such HotApp will continue to develop and explore partnerships to exploit such O2O operation

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

Results of Operations

Summary of Key Results

For the unaudited three month period ending March 31, 2015 and 2014

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to increase as we expand our team, to further develop the platform and add new features and services.  Total research and development for the year ending March 31, 2015 and 2014 was,  $268,689 and $0, respectively.  The increase was due to $268,689 research and development costs relating to HotApp in 2015.

Stock based compensation

Stock based compensation consist of compensation to employee in term of stock option. The decrease was due to the cessation of stock based compensation plan for employees in fiscal year 2015.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salary and benefits. We expect our sales and marketing expenses to increase as our business grows. Total sales and marketing expenses for the quarter ended March 31, 2015 and 2014 was $57,329 and $0, respectively. The increase was due to the marketing expenses incurred for acquisition of new users for HotApp.

General and Administrative

General and administrative expenses consists primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to increase as our business grows and we comply with our reporting obligations under US securities laws as a public company.  Total general and administrative expenses for the period ending March 31, 2015 and 2014 was, $133,054 and $40,407, respectively.  Included in those amounts were $0 and $15,000, respectively, in general and administrative expenses of a related party.

Other Expense

In the period ended March 31, 2015 and 2014, we have incurred $246 and $819 in interest expense.

Liquidity and Capital Resources

At March 31, 2015, we had cash of $3,337,274 and a working capital deficit of $1,038,039.   Cash had decreased during the quarter ended 31 March 2015 principally due to depreciation of amount held in foreign currencies and operating losses incurred during the quarter.

We had a total stockholders’ deficit of $876,314 and an accumulated deficit of $1,138,039 as of March 31, 2015 compared with total stockholders’ deficit of $452,902 and an accumulated deficit of $672,083 as of December 31, 2014.   The change was principally due to net loss incurred during the quarter.

We repaid $45,244 of loan from Singapore eDevelopment Limited during the quarter ended March 31, 2015.  In 2014, an aggregate of $19,500 was raised from issuance of new shares and borrowings under revolving line of credit.

On December 31, 2014, the Company issued a Singapore Dollar denominated promissory note (the “Note”) for S$5,250,534 to SED, its controlling shareholder. The Note is noninterest bearing and matures on June 25, 2015. The Note has no prepayment penalty.  It can be extended by mutual agreement upon 30 day written notice from the Company.  The Note relates to two separate fundings by SED, US $189,925 on October 16, 2014, and US$3,798,500 on December 26, 2014.  The remaining US$406 was due to shareholder of SED.   The Note is reported as Loan from Shareholder at US$4,196,837 and US$4,428,438 on the consolidated balance sheet as at December 31, 2014 and March 31, 2015 respectively.  Decrease in Loan from Shareholder was principally due a partial repayment of US$45,244 and depreciation of Singapore Dollar against USD.

We expect SED will be willing to extend the Notes until such time the Company can generate its own revenue and cash flow or raise additional capital through equity or debt financings, or alternatively, convert the note to common stock at a negotiated price.  However, we cannot be certain that such capital (from SED or third party) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business on pursue our planned growth.

As of March 31, 2015, we have fixed operating office lease agreements for both Guangzhou’s office amounting to US$24,990 in 2015 and Singapore’s offices minimum lease commitments of US$156,585 from 2015 to 2017.

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

Research and development expenses

Research and development expenses primarily consist of; salaries and benefits for research and development personnel, office rental, general expenses and depreciation expenses associated with the research and development activities. The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile games. Expenditures incurred during the research phase are expensed as incurred.

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

HOTAPP INTERNATIONAL INC

Dated: May 15, 2015	By:	/s/ CHAN HENG FAI
Chan Heng Fai
Chief Executive Officer

Dated: May 15, 2015	By:	/s/ ROBERT TRAPP
Robert Trapp,
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer and Director	May 15, 2015
Chan Heng Fai

/s/ Robert Trapp	Chief Financial Officer and Director	May 15, 2015
Robert Trapp