Form 10-Q/A
period 2015-03-31
HotApp International, Inc.
filed 2015-05-20
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Amendment No. 1)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2015.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 20, 2015
Common Stock, $0.001 par value per share	5,132,000 shares

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as filed on May 15, 2015 (the “Original Quarterly Report”). This Amendment amends and restates in its entirety the Original Quarterly Report. The Amendment is filed to correct (i) errors in the in the Company’s CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Page 7 herein) and (ii) an error in the Form header which has been changed from “Annual Report” to “Quarterly Report.”

The Amendment speaks as of the date of the Original Quarterly Report and has not been updated to reflect events subsequent to such date.

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

HOTAPP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three months Ended March 31, 2015	Three months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(465,956)	$(49,746)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,250
Depreciation	6,638	-

Change in operating assets and liabilities:
Prepaid expenses	(9,576)	-
Accrued interest	-	819
Accounts payable and accrued expenses	1,097	21,795
Accrued taxes payable	(3,564)	-
Security deposit and other assets	459	-
Net cash used in operating activities	$(470,902)	$(18,612)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of computers and office equipment	(26,944)	-
Net cash (used in) investing activities	$(26,944)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	19,500
Repayment of shareholder loan	(45,244)	-
Net cash provided by financing activities	$(45,244)	$19,500

NET INCREASE (DECREASE) IN CASH	(543,090)	888
Effects of exchange rates on cash	(129,520)	-

CASH AND CASH EQUIVALENTS at beginning of period	4,009,884	556
CASH AND CASH EQUIVALENTS at end of period	$3,337,274	$1,444

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

HOTAPP INTERNATIONAL INC

Dated: May 20, 2015	By:	/s/ CHAN HENG FAI
Chan Heng Fai
Chief Executive Officer

Dated: May 20, 2015	By:	/s/ ROBERT TRAPP
Robert Trapp,
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer and Director	May 20, 2015
Chan Heng Fai

/s/ Robert Trapp	Chief Financial Officer and Director	May 20, 2015
Robert Trapp