Form 10-Q
period 2015-06-30
HotApp International, Inc.
filed 2015-08-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended March 31, 2015.
                                    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-194748

HotApp International Inc
 (Exact name of registrant in its charter)

Delaware	47-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450, Bethesda MD	20814
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 317-HOTAPP9 (468-2779)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [  ]
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter                                                                                                           Accelerated filter

Non-accelerated filter                                           (Do not check if a smaller reporting company)                                                                           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __  No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14 2015
Common Stock, $0.001 par value per share	5,909,687 shares

  TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
ITEM 5.	OTHER

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS

SIGNATURES

PART I. Financial Information

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS
	6/30/15	12/31/14
CURRENT ASSETS:
Cash or cash equivalents	$2,231,572	$4,009,884
Prepaid expenses	9,312	5,661
Security deposits	30,203	16,056
TOTAL CURRENT ASSETS	2,271,087	4,031,601

Fixed assets, net	103,464	79,400
Excess purchase price over net assets	60,068	60,068

TOTAL ASSETS	$2,434,619	$4,171,069

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,210	$191,719
Accrued taxes and franchise fees	250	3,814
Loan from shareholder	3,903,940	4,428,437
TOTAL CURRENT LIABILITIES	3,994,400	4,623,970

TOTAL LIABILITIES	3,994,400	4,623,970

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized,
5,132,000 shares issued and outstanding,
as of June 30, 2015 and December 31 2014	513	513
Accumulated other comprehensive income	10,787	4,022
Additional paid-in capital	213,267	213,267
Accumulated deficit	(1,785,728)	(672,083)
TOTAL STOCKHOLDERS' DEFICIT	(1,559,781)	(452,901)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,434,619	$4,171,069

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenues:
Monthly business listing fees	$-	$-	$-	$-
Total Revenues	-	-	-	-

Cost of revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses:
Research and product development	285,527		554,216	-
Stock based compensation	-	-	-	8,250
Sales and marketing	119,636	-	176,965	-
Depreciation	9,179	-	15,817	-
General & administrative	233,771	1,152	367,073	26,559
General and administrative from a related party	-	15,000	-	30,000
Total operating expenses	648,113	16,152	1,114,071	64,809

Loss from operations	(648,113)	(16,152)	(1,114,071)	(64,809)

Other (income) expenses
Interest expense	-	1,287	-	2,106
Foreign exchange (gain) / loss, net	(424)	-	(424)	-
Total other expenses (income)	(424)	1,287	(424)	2,106
(Loss) before taxes	(647,689)	(17,439)	(1,113,645)	(66,915)
Income tax provision	-	-	-	-

Net (loss) applicable to common shareholders	$(647,689)	$(17,439)	$(1,113,645)	$(66,915)

Net income (loss) per share - basic and diluted	$(0.13)	$(0.00)	$(0.22)	$(0.02)

Weighted number of shares outstanding -
Basic and diluted	5,132,000	4,132,000	5,132,000	4,081,583

Net Loss	$(647,689)	$(17,439)	$(1,113,645)	$(66,915)
Other comprehensive Income (Loss): Foreign Currency translation adjustments	(35,779)	-	6,765	-
Comprehensive Income (Loss):	$(683,468)	$(17,439)	$(1,106,880)	$(66,915)

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM DECEMBER 31, 2014
THROUGH JUNE 30, 2015 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Accumulated other comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Gain	(Deficit)	(Deficit)

Balance December 31, 2014	13,800,000	$1,380	5,132,000	$513	$213,267	$4,022	$(672,083)	$(452,901)

Net loss for period							(1,113,645)	(1,113,645)
Foreign currency translation adjustment						6,765		6,765

Balance June 30, 2015	13,800,000	$1,380	5,132,000	$513	$213,267	$10,787	$(1,785,728)	$(1,559,781)

The accompanying notes to condensed financial statements are an integral part of these statements

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,113,645)	$(66,915)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,250
Depreciation	15,817	-

Change in operating assets and liabilities:
Prepaid expenses	(3,648)	-
Accrued interest	-	2,106
Accounts payable and accrued expenses	(97,098)	21,695
Accrued taxes payable	(3,564)	-
Security deposit and other assets	(13,943)	-
Net cash used in operating activities	$(1,216,081)	$(34,864)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of computers and office equipment	(38,803)	-
Net cash (used in) investing activities	$(38,803)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	34,500
Repayment of shareholder loan	(437,610)	-
Net cash provided by financing activities	$(437,610)	$34,500

NET INCREASE (DECREASE) IN CASH	(1,692,494)	(364)
Effects of exchange rates on cash	(85,818)	-

CASH AND CASH EQUIVALENTS at beginning of period	4,009,884	556
CASH AND CASH EQUIVALENTS at end of period	$2,231,572	$192

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.  The Company determined it was in the best interest of the shareholders to expand its business plan.  On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a free VOIP phone that allows for free calls as well as text messaged with any kind of attachment (text, photo, audio). HotApp can be used on any mobile platform (ie IOS Online or Android).

Pursuant the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock.   See Note 9 for further description.

As of June 30, 2015 details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% owned by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	Republic of China	100% owned by HIP
HotApp International Limited	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $1,785,728 and has a working capital deficit of $1,723,314 at June 30, 2015, the Company had subsequently on July 16, 2015 entered into a Loan Conversion Agreement with SeD pursuant to which SeD converted outstanding short-term loans, amounted to $3,888,435.10 made to the Company into common stock of the Company.  See Note 8 for further details.

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated balance sheet at June 30, 2015 was derived from audited financial statement but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2015, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $75,443 and $2,125,840, in Reminbi (“RMB”), and Singapore Dollars (“S$”), respectively.

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

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong and the PRC are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (“HK$”) and Renminbi ("RMB"), which are also the functional currencies of these entities.

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

The Company’s entities with functional currency of Hong Kong Dollar, Renminbi and Singapore Dollar, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the period ended June 30, 2015, the Company recorded other comprehensive income from translation gains of $6,765 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.  As of June 30, 2015, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
Rental deposit (1)	$30,203	$16,056
Prepaid rental expenses	9,312	5,661
	$39,515	$21,717

°	Rental deposit represent amounts paid as deposit for the Company’s offices in China and Singapore.

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

Note 5.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	December 31,
	2015	2014
Computer equipment	$55,416	$21,613
Office equipment	20,296	13,455
Furniture and fixtures	47,737	48,514
Less: accumulated depreciation	(19,985)	(4,182)

Fixed assets, net	$103,464	$79,400

Depreciation expenses charged to the consolidated statements of operations for the three months ended June 30, 2015 and 2014 were $15,817 and $0, respectively.

Note 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
Accrued payroll	$88,038	$77,513
Accrued professional fees	2,172	27,000
Due to affiliates	-	86,465
Other	-	741
Total	$90,210	$191,719

Note 7.  INCOME TAXES

The provision for income taxes for the six months ended June 30, 2015 and 2014, was as follows (assuming a 15% effective tax rate):

	Six months ended June 30, 2015	Six months ended June 30, 2014

Current Tax Provision:
Federal-State-Local	-	-
Local	-	-

Total current tax provision	-	-

Deferred Tax Provision:
Loss carry-forwards	(167,047)	(10,037)
Change in valuation allowance	167,047	10,037
Total deferred tax provision

The Company had deferred income tax assets as of June 30, 2015 as follows:
Loss carry-forwards	$(267,859)	(22,446)
Less - valuation allowance	267,859	22,446
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2015, the Company had approximately $1,785,728 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2014, 2013 and 2012 are still subject to examination by the taxing authorities.

Note 8.   SHAREHOLDER LOANS

On June 30, 2015, the Company owed Singapore eDevelopment Limited (SeD), its majority shareholder, $3,903,940. This amount reflects the US$ equivalent of a S$ loan made on December 28, 2014 whereby SeD loaned the Company under a promissory note (the “Note”) that covered S$5,250,533.93 (equivalent to $3,988,831 USD as of exchange rate on December 28, 2014). The Note is non-interest bearing and matures on July 25, 2015. The Note has no prepayment penalty. During the six months ended June 30, 2015 the Company repaid $437,610 of the balance owed pertaining to the payments on behalf by its majority shareholder.

Subsequent to end of financial period, on July 13, 2015, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars (or $3,888,435 USD as of exchange rate on July 10, 2015) which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”). The principal amount of $3,888,435 was converted to common stock of the Company, and in exchange, SeD will receive 777,687 shares of common stock of the Company. Pursuant to the Loan Conversion agreement, the SeD Promissory Note was cancelled and satisfied in full.

Note 9.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock. Both share types have a $0.0001 par value. As of June 30, 2015, the Company had issued and outstanding, 5,132,000 and 13,800,000 shares of common and preferred stock, respectively

Common Shares:

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

Preferred Shares

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

Note 10 – COMMITMENTS & CONTINGENCIES

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore. The lease commenced on September 22, 2014 and runs through June 30, 2017. Gross month rental payments are $2,341. The Company was required to put up a security deposit of $11,269. On October 20, 2014, the Company paid the prior tenant $12,099 in rent for the space through the commencement date of the new lease. The total rent expense for the six months ended June 30, 2015 was $29,981.  Under the lease arrangement the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement with Jiang Qi Hang and Xu Zi Quan for 3,470 square feet of office space in Guangzhou, PRC. The lease commenced on November 1, 2014 and runs through August 2015. Gross month rental payments are $4,998.  The Company was required to put up a security deposit of $4,154. For the six month ended June 30, 2015, the Company recorded rent expenses of $28,564 for this office.

On April 10, 2015 the Company entered into a lease agreement with Lam Wai Wing for 347 square feet of office space in Hong Kong, Kowloon. The lease commenced on May 20, 2015 and runs through April 2017. Gross month rental payment is $2,579. The Company was required to put up a security deposit of $5,519. For the six months ended June 30, 2015, the Company recorded rent expenses of $3,594 for this office.

The following is a schedule by years of future minimum lease payments:
2015	$61,072
2016	100,551
2017	29,351
Total	$190,974

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

As described in Note 8, the Company owes SED, its major shareholder $3,903,940.   This amount is not interest bearing.

Note 12. Subsequent Events

On July 13, 2015, the Company entered into a Loan Conversion Agreement with Singapore eDevelopment Limited (“SeD”), the Company’s major shareholder, pursuant to which SeD converted an outstanding loan (“Loan”) made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The Loan was evidenced by a promissory note in favor of SeD effective December 28, 2014 in the principal amount of $5,250,554 Singapore Dollars (or $3,888,435) USD as of the exchange rate of July 10, 2015) (“SeD Promissory Note”).  The SeD Promissory Note was non-interest bearing.   The Loan was converted into 777,687 shares of common stock of the Company.    Pursuant to the Loan Conversion Agreement, the SeD Promissory Note was cancelled and satisfied in full.

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

Background

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.  The Company determined it was in the best interest of the shareholders to expand its business plan.  On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApp International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “Hotapp”). Hotapp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a free VOIP phone that allows for free calls as well as text messaged with any kind of attachment (text, photo, audio).

As of June 30, 2015, details of the Company’s subsidiaries are as follows:

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

OTT also is poised to serve as the platform for potential Offline-to-Online (O2O) operations. These are operations connecting Offline services with Online applications, allowing users to order for Offline services. OTT places the ease and convenience of Offline services in the users’ hands with a relatively easy-to-pickup learning curve.

Based upon the above trends, we believe there exists significant opportunities for:

°
HotApp to be positioned as a relevant player in the OTT Service market reaching an appropriate critical mass of active users in 3 years. For this, the App will be available on multi-platforms initially on Android and iPhone.

°
Continuing growth in demand for OTT Services encapsulated within a single mobile app. HotApp will provide a full array of services, including text messaging, hold-to-talk voice messaging, broadcast messaging, sharing of photos and videos, eCommerce services, sales of stickers, etc. and will be an advertising platform for strategic partners.

°
Enterprises to increase usage of OTT Services as secure medium to engage both their internal communications and their customers to promote and market their products and services. HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

O2O operations has been identified as an integral aspect of HotApp’s e-commerce and monetization. As such HotApp will continue to develop and explore partnerships to exploit such O2O operation Our Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.  We intend to pursue the following growth strategy:

●
Expand our target segments by two dimensions, geographical expansion through the localization of HotApp for countries in Asia, Europe, USA and Latin America; and at the same time partnering with communities, both enterprise in nature and individuals, positioning HotApp as the local community platform of choice

●
Enhance user experience by forming HotApp Center of Excellence (CoE) in major regional hubs, starting from China and Singapore. The HotApp CoE collects user feedback and obtains localization behaviors through focus group studies, community collaboration and expert advice, aiming to offer the best Local OTT with strong customer engagement

●	Increase User monetization capabilities by connecting HotApp to O2O

●	Specify local target segments, user community, enterprise; Target specific user groups, such as family with young children, schools and parents communications, attracting deals and local attractions.

●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

●	Make strategic investments and acquisitions to expand our user base, add complementary products and technologies

Results of Operations

Summary of Key Results

For the unaudited three month period ending June 30, 2015 and 2014

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to increase as we expand our team, to further develop the platform, new features and services.  Total research and development for the three months ending June 30, 2015 and 2014 was, $285,527 and $0, respectively.  The increase was due to research and development costs relating to development of new features for our mobile platformin 2015.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salary and benefits. We expect our sales and marketing expenses to increase as our business grows. Total sales and marketing expenses for the three months ended June 30, 2015 and 2014 was $119,636 and $0, respectively. The increase was due to the marketing expenses incurred for acquisition of new users for HotApp.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to increase as our business grows and we comply with our reporting obligations under US securities laws as a public company.  Total general and administrative expenses for the three months ending June 30, 2015 and 2014 was, $233,771 and $16,152, respectively.  Included in those amounts were $0 and $15,000, respectively, in general and administrative expenses of a related party.

Other Expense

We lost $424 mainly in foreign exchange gain arising from the appreciation of USD against other foreign currencies during the three months ended June 30, 2015.  No foreign exchange difference was recorded in the quarter ended June 30, 2014 as there was no transaction denominated in other currencies.    For the three month period ended June 30, 2015 and 2014, we have incurred $0 and $1,287 in interest expense, respectively.  The interest expense in 2014 related to a revolving line of credit that was terminated in late 2014.

For the unaudited six month period ending June 30, 2015 and 2014

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to increase as we expand our team, to further develop the platform, new features and services.  Total research and development for the six months ending June 30, 2015 and 2014 was $554,216 and $0, respectively.  The increase was due to research and development costs relating to development of new features for our mobile platform in 2015.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salary and benefits. We expect our sales and marketing expenses to increase as our business grows. Total sales and marketing expenses for the six months ended June 30, 2015 and 2014 was $176,965 and $0, respectively. The increase was due to the marketing expenses incurred for acquisition of new users for HotApp. The increase is in line with the increase with numbers of users in HotApp as at June 30 2015.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to increase as our business grows and we comply with our reporting obligations under US securities laws as a public company.  Total general and administrative expenses for the six months ending June 30, 2015 and 2014 was, $367,073 and $56,559, respectively.  Included in those amounts were $0 and $30,000, respectively, in general and administrative expenses of a related party as at June 30, 2015 and 2014 respectively.

Other Expense

We incurred $424 mainly in foreign exchange gain arising from the appreciation of USD against other foreign currencies during the six months ended June 30, 2015.  No foreign exchange difference was recorded in the six months ended June 30, 2014 as there was no transaction denominated in other currencies.    For the six month period ended June 30, 2015 and 2014, we have incurred $0 and $2,106 in interest expense, respectively.    The interest expense in 2014 related to a revolving line of credit that was terminated in late 2014.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $2,231,572 and a working capital deficit of $1,732,313.   Cash had decreased during the six months ended June 30, 2015 principally due to depreciation of amount held in foreign currencies, payment to creditors and operating losses incurred during the quarter.

We had a total stockholders’ deficit of $1,559,781 and an accumulated deficit of $1,785,728 as of June 30, 2015 compared with total stockholders’ deficit of $452,901 and an accumulated deficit of $ 672,083 as of December 31, 2014.   The change was principally due to net loss incurred during the quarter.

We repaid $437,610 of loan from Singapore eDevelopment Limited during the six months ended June 30, 2015.  In 2014, an aggregate of $34,500 was raised from issuance of new shares and borrowings under revolving line of credit.

On December 31, 2014, the Company issued a Singapore Dollar denominated promissory note (the “Note”) for S$5,250,553.93 (equivalent to $3,988,831 USD as of exchange rate on December 28, 2014) to SED, its controlling shareholder. The Note is noninterest bearing and matures on July 25, 2015. The Note has no prepayment penalty.  It can be extended by mutual agreement upon 30 day written notice from the Company.  The Note relates to three separate fundings by SED, US $185,725 (equivalent to about S$250,000) on October 16, 2014, US$50,000 on October 28, 2014 and US$3,714,500 (equivalent to about S$5,000,000) on December 26, 2014.  The remaining US$1,275 was due from shareholder of SED.   The Note is reported as Loan from Shareholder at US$4,428,437 and US$3,903,940 on the consolidated balance sheet as at December 31, 2014 and June 30, 2015 respectively.  Increase in Loan from Shareholder was principally due a payment on behalf for setting up Hotapp International Limited by the Director.

On July 13, 2015, the Company entered into a Loan Conversion Agreement with Singapore eDevelopment Limited (“SeD”), the Company’s major shareholder, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,553.93 Singapore Dollars (or $3,888,435.10 USD as of exchange rate on July 10, 2015) which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”).  The SeD Promissory Note was non-interest bearing.   The principal amount of $3,888,435 was converted to common stock of the Company, and in exchange, SeD will receive 777,687 shares of common stock of the Company. Pursuant to the Loan Conversion agreement, the SeD Promissory Note was cancelled and satisfied in full. After giving effect to the conversion, SeD common stock ownership in the Company will increase from 5,024,000 common shares (or 97.9% of the total issued outstanding common shares) to 5,801,687 (or 98.17% of the total issued outstanding common shares).

As of June 30, 2015, we have fixed operating office lease agreements for both Guangzhou’s office amounting to US$9,996 in 2015, Singapore’s offices minimum lease commitments of US$122,588 from 2015 to 2017 and Hong Kong’s office amounting to US$58,391 from 2015 t0 2017

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

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

HOTAPP INTERNATIONAL INC

Dated: August 14, 2015	By:	/s/CHAN HENG FAI
Chan Heng Fai
Chief Executive Officer
Dated: August 14 , 2015	By:	/s/SIEN LUP CHEW
Sien Lup Chew
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Chan Heng Fai Chan Heng Fai	Chief Executive Officer and Director	August 14, 2015
/s/Sien Lup Chew Sien Lup Chew	Chief Financial Officer	August 14, 2015