Form 10-Q
period 2015-09-30
HotApp International, Inc.
filed 2015-11-23
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2015.
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Non-accelerated filter    ☐                                      (Do not check if a smaller reporting company)                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14 2015
Common Stock, $0.001 par value per share	5,909,687 shares

SIGNATURES

PART I. Financial Information

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS	9/30/15	12/31/14
CURRENT ASSETS:
Cash or cash equivalents	$1,237,157	$4,009,884
Prepaid expenses	39,579	5,661
Security deposits	5,450	16,056
TOTAL CURRENT ASSETS	1,282,186	4,031,601

Fixed assets, net	199,773	79,400
Excess purchase price over net assets	60,068	60,068
Security deposits – long term	25,003	-
TOTAL ASSETS	$1,567,030	$4,171,069

LIABILIATIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$81,032	$191,719
Accrued taxes and franchise fees	250	3,814
Loan from shareholder	87,334	4,428,437
TOTAL CURRENT LIABILITIES	168,616	4,623,970

TOTAL LIABILITIES	168,616	4,623,970

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred stock, $.0001 par value, 15,000,000 shares authorized,
13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized,
5,909,687 and 5,132,000 shares issued and outstanding,
as of September 30, 2015 and December 31, 2014, respectively	591	513
Accumulated other comprehensive income	(162,402)	4,022
Additional paid-in capital	4,202,020	213,267
Accumulated deficit	(2,643,175)	(672,083)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	1,398,414	(452,901)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,567,030	$4,171,069

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Quarter Ended September 30, 2015	Quarter Ended September 30, 2014	9 Months Ended September 30, 2015	9 Months Ended September 30, 2014

Operating expenses:
Research and product development	353,594	-	907,810	-
Stock based compensation	-	-	-	8,250
Sales and marketing	145,345	-	322,310	-
Depreciation	9,866	-	25,683	-
General & administrative	353,950	11,949	721,021	38,508
General and administrative from a related party	-	15,000		45,000
Total operating expenses	862,755	26,949	1,976,824	91,758

Loss from operations	(862,755)	(26,949)	(1,976,824)	(91,758)

Other (income) expenses
Interest expense	-	1,955	-	4,061
Foreign exchange (gain) / loss	(5,308)	-	(5,732)	-
Total other expenses (income)	(5,308)	1,955	(5,732)	4,061

(Loss) before taxes	(857,447)	(28,904)	(1,971,092)	(95,819)

Income tax provision	-	-	-	-
Net (loss) applicable to common shareholders	(857,447)	(28,904)	(1,971,092)	(95,819)
Net income (loss) per share:
Weighted number of shares outstanding - Basic and diluted	5,807,135	4,132,000	5,357,872	4,098,636

Net income (loss) per share - basic and diluted	(0.15)	(0.01)	(0.37)	(0.02)

Net (Loss)	(857,447)	(28,904)	(1,971,092)	(95,819)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(173,189)	-	(166,424)	-
Comprehensive (loss)	(1,030,636)	(28,904)	(2,137,516)	(95,819)

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 31, 2014
THROUGH SEPTEMBER 30, 2015 (UNAUDITED)

	Preferred Stock		Common		Paid-In	Accumulated other comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Gain	(Deficit)	(Deficit)Equity

Balance December 31, 2014	13,800,000	1,380	5,132,000	$513	$213,267	$4,022	$(672,083)	$(452,901)

Issuance of common stock (Debt Conversion)			777,687	78	3,988,753			3,988,831
Net loss for period							(1,971,092)	(1,971,092)
Foreign currency translation adjustment						(166,424)	-	(166,424)

Balance September 30, 2015	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(162,402)	$(2,643,175)	$1,398,414

The accompanying notes to condensed financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	9 Months Ended September 30, 2015	9 Months Ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,971,092)	$(95,819)
Adjustments to reconcile net (loss) to cash used in operating activities:

Stock based compensation	-	8,250
Depreciation	25,683	-
Foreign exchange (gain)/loss	(5,782)

Change in operating assets and liabilities:
Prepaid expenses	(35,340)	-
Accrued interest	-	4,060
Accounts payable and accrued expenses	(108,087)	34,595
Accrued taxes payable	(3,564)	-
Security deposit and other assets	(15,877)	-
Net cash used in operating activities	$(2,114,009)	$(48,914)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(151,082)	-
Net cash used in investing activities	$(151,082)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	55,000
Repayment of shareholder loan	(423,153)	-
Proceeds from shareholder loan	87,334
Net cash provided by (used in) financing activities	$(335,819)	$55,000

NET INCREASE (DECREASE) IN CASH	(2,600,910)	6,086
Effects of exchange rates on cash	(171,817)	-

CASH AND CASH EQUIVALENTS at beginning of period	4,009,884	556
CASH AND CASH EQUIVALENTS at end of period	$1,237,157	$6,642

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$3,988,831	-

The accompanying notes to financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company History and Nature of the Business

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.  The Company determined it was in the best interest of the shareholders to expand its business plan.  On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 9 for further description.

As of September 30, 2015 details of the Company’s subsidiaries are as follows:

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

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $2,643,175 and has a working capital of $1,113,570 at September 30, 2015.

Note 2.  Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated balance sheet at September 30, 2015 was derived from audited financial statement but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2015, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $78,259, $73,056 and $1,055,573 in Chinese Yuan Renminbi (“RMB”), in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively.

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

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

Fixed assets, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	3 years
Computer equipment	3 years
Furniture and Fixtures	3 years
Motor Vehicles	10 years
Leasehold improvements	Shorter of the lease term or estimated useful lives

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

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong and the PRC are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (“HK$”) and Chinese Yuan Renminbi ("RMB"), which are also the functional currencies of these entities.

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

The Company’s entities with functional currency of HK$, RMB and S$, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the nine months ended September 30, 2015, the Company recorded other comprehensive income from translation loss of $166,424 in the consolidated financial statements.

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

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014
Rental deposit (1)	$5,450	$16,056
Prepaid rental and communication facilities expenses	39,579	5,661
	$45,029	$21,717

(1) Rental deposit represents current portion of amounts paid as deposit for the Company’s offices in China, Hong Kong and Singapore. The long term portion of the rental deposit totaled $25,003 and $0, respectively, at September 30, 2015 and December 31, 2014.

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

The purchase price allocation has not been finalized as of September 30, 2015, but has been finalized subsequent to that date and within the measurement period. As of the acquisition date, October 15, 2014, the Subsidiary had $574 in prepaid expenses, $20,700 in net fixed assets, $6,894 in security deposits and a loan due shareholder of $46,344. For the period from inception through October 15, 2014, the Subsidiary incurred $18,734 in general and administrative expenses. On a pro forma basis, including the Subsidiary from its inception (May 23, 2014), the loss from operations was $607,842 or $0.14 per share.

On March 25, 2015, HotApp International Pte Ltd acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from Mr Chan Heng Fai, a substantial shareholder and the Company’s Executive Director and CEO.  HotApp International Pte Ltd is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each.  The consideration of the acquisition was based on the issued share capital of HotApp International Limited which is principally engaged in the sales and marketing of mobile application.  HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

Note 5.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30,	December 31,
	2015	2014
Computer equipment	$65,725	$21,613
Office equipment	19,439	13,455
Furniture and fixtures	46,011	48,514
Motor Vehicle	97,420	-
Less: accumulated depreciation	(28,822)	(4,182)
Fixed assets, net	$199,773	$79,400

Depreciation expense charged to the consolidated statements of operations for the three and nine months ended September 30, 2015 was $9,866 and $25,683, respectively. There was no depreciation expense for the three and nine months ended September 30, 2014.

Note 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
Accrued payroll	$37,556	$77,513
Accrued professional fees	38,834	27,000
Due to affiliates	-	86,465
Other	4,642	741
Total	$81,032	$191,719

Note 7.  INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2015 and 2014, was as follows (assuming a 15% effective tax rate):

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Current Tax Provision:
Federal-State-Local	-	-
Local	-	-

Total current tax provision	-	-

Deferred Tax Provision:
Loss carry-forwards	(295,664)	(22,446)
Change in valuation allowance	295,664	22,446
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2015 as follows:

Loss carry-forwards	$(396,476)	(22,446)
Less - valuation allowance	396,476	22,446
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2015, the Company had approximately $396,476 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2014, 2013 and 2012 are still subject to examination by the taxing authorities.

Note 8.   SHAREHOLDER LOANS

On June 30, 2015, the Company owed Singapore eDevelopment Limited (SeD), its majority shareholder, $3,903,940. This amount reflects the US$ equivalent of a S$ loan made on December 28, 2014 whereby SeD loaned the Company under a promissory note (the “Note”) that covered S$5,250,534 (equivalent to $3,988,831 USD as of exchange rate on December 28, 2014). The Note is non-interest bearing and matures on July 25, 2015. The Note has no prepayment penalty. During the nine months ended September 30, 2015 the Company repaid $423,153 of the balance owed pertaining to the payments on behalf by its majority shareholder.  As at September 30, 2015, the Company has an outstanding balance of $87,334 being amount owed pertaining to payments on behalf by its majority shareholder during the three months then ended.
On July 13, 2015, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars (or $3,888,437 USD as of exchange rate on July 10, 2015) which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”). The principal amount of $3,888,437 was converted to common stock of the Company, and in exchange, SeD received 777,687 shares of common stock of the Company. Pursuant to the Loan Conversion agreement, the SeD Promissory Note was cancelled and satisfied in full.  Additional value of $100,394 was included as Additional Paid in Capital (APIC) in the Stockholder’s Equity.  The gain is being treated as APIC due to the related party nature of the conversion.

Note 9.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock. Both share types have a $0.0001 par value. As of September 30, 2015, the Company had issued and outstanding, 5,909,687 and 13,800,000 shares of common and preferred stock, respectively

Common Shares:

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

On July 13, 2015, SED acquired 777,687 shares of the Company common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share).After such transactions SED owned 98.17% of the Company.

Note 10 – COMMITMENTS & CONTINGENCIES

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore. The lease commenced on September 22, 2014 and runs through June 30, 2017. Gross month rental payments are $2,341. The Company was required to put up a security deposit of $11,269. On October 20, 2014, the Company paid the prior tenant $12,099 in rent for the space through the commencement date of the new lease. The total rent expense for the nine months ended September 30, 2015 was $48,796.  Under the lease arrangement the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement with Jiang Qi Hang and Xu Zi Quan for 3,470 square feet of office space in Guangzhou, PRC. The lease commenced on November 1, 2014 and runs through August 2015. The lease was renewed for another one year and will expire on August 2016.  Gross month rental payments are $4,998.  The Company was required to put up a security deposit of $4,154. For the nine month ended September 30, 2015, the Company recorded rent expenses of $44,766 for this office.

On April 10, 2015 the Company entered into a lease agreement with Lam Wai Wing for 347 square feet of office space in Hong Kong, Kowloon. The lease commenced on May 20, 2015 and runs through April 2017. Gross month rental payment is $2,579. The Company was required to put up a security deposit of $5,519. For the nine months ended September 30, 2015, the Company recorded rent expenses of $13,751 for this office.

The following is a schedule by years of future minimum lease payments:
2015	$39,120
2016	137,212
2017	43,660
Total	$219,992

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

During nine month period, the Company had received additional loans, repaid and converted certain loans from SED (see Note 8 Shareholder Loans).

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

Background

Hotapp International Inc, formerly Fragmented Industry Exchange Inc, (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries.  The Company determined it was in the best interest of the shareholders to expand its business plan.  On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApp International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SED”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “Hotapp”). Hotapp is a cross-platform mobile application that incorporates instant messaging, social network and ecommerce. It provides a user to user calling services as well as text messaged with any kind of attachment (text, photo, audio).

As of September 30, 2015, details of the Company’s subsidiaries are as follows:

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

   Trends in the Market and Our Opportunity

With the growing popularity of smartphones and tablets together with 24x7 - anywhere unrestricted advanced mobile data connectivity, the “Over-The-Top” services (“OTT Services”) has emerged as a new market for innovations. OTT Services can be understood as any service received over the internet that is not provided directly by an Internet Service Provider. OTT Services have experienced an exponential growth over the past few years driven by higher quality and speed of mobile broadband access and lower costs of both devices and internet access. These OTT services are not only changing the lifestyle of consumer but widely adopted by enterprises for mobile collaboration and engagement among the organization and communicate to enterprises’ stakeholders.

Messaging Mobile Apps are becoming a commodity everywhere in the mobile world, dominated by a handful number of industry players. There are, however, opportunities for specific usages and markets where users do not want to mix the purpose of usage with generic messaging and social Apps. OTT Services serving targeted specific community becomes a clear opportunity for developers that own well connected clients network and competency in understanding the local culture.

Based upon the above trends, we believe there exists significant opportunities for:

●
HotApp to be positioned as a relevant player in the Community based OTT Service market reaching an appropriate critical mass of active users in 3 years. For this, the App will be available on multi-platforms initially on Android and iPhone.

●
Continuing growth in demand for OTT Services encapsulated within a scalable mobile platform. HotApp will provide a full array of services, including text messaging, hold-to-talk voice messaging, location services, community service, sharing of photos and videos, Community users Voice Calling, eCommerce services, etc. and will be an effective eCommerce and advertising platform for Brands.

●
Enterprises to increase usage of OTT Services with mobile devices as secure medium to engage both their internal communications and their customers to promote and market their products and services, secure communications among staff and partners and mobile collaboration services such as shared document and event calendar for members in organization to effective engage their team with and without a desktop. HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

Online to Offline (“O2O”) operations has been identified as an integral aspect of HotApp’s e-commerce and monetization. As such HotApp will continue to develop and explore partnerships to exploit such O2O operation Our Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.  We intend to pursue the following growth strategy:

●
Expand our target segments by two dimensions, geographical expansion through the cultural adaptation and localization of HotApp for countries in Asia, Europe, USA and Latin America; and at the same time partnering with communities, both enterprise in nature and individuals, positioning HotApp as the local community platform of choice

●	Increase User monetization capabilities by connecting HotApp to O2O by grouping common interest users together as a community

●	Expand the technology platform to serve Enterprise Messaging and collaboration, and position as the leading mobile Enterprise Collaboration and Communication App provider

●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement for specific markets such as healthcare and wellness market.

●	Make strategic investments and acquisitions to expand our user base, add complementary products and technologies

Results of Operations

Summary of Key Results

For the unaudited three-month period ending September 30, 2015 and 2014

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to increase as we expand our team, to further develop the platform, new features and services.  Total research and development for the three months ending September 30, 2015 and 2014 was, $353,594 and $0, respectively.  The increase was due to research and development costs relating to development of new features such as app-to-app calling for our mobile platform in 2015.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salary and benefits. We expect our sales and marketing expenses to increase as our business grows. Total sales and marketing expenses for the three months ended September 30, 2015 and 2014 was $145,345 and $0, respectively. The increase was due to the marketing expenses incurred for acquisition of new users for HotApp.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to increase as our business grows and we comply with our reporting obligations under US securities laws as a public company. Total general and administrative expenses for the three months ending September 30, 2015 and 2014 were $353,950 and $26,949, respectively. Included in those amounts were $0 and $15,000, respectively, in general and administrative expenses of a related party.

Other Expense

We gain $5,308 mainly in foreign exchange gain arising from the appreciation of USD against other foreign currencies during the three months ended September 30, 2015. No foreign exchange difference was recorded in the quarter ended September 30, 2014 as there was no transaction denominated in other currencies. For the three month period ended September 30, 2015 and 2014, we have incurred $0 and $1,955 in interest expense relating to a revolving line of credit respectively. The line of credit was terminated in late 2014.

For the unaudited nine-month period ending September 30, 2015 and 2014

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to increase as we expand our team, to further develop the platform, new features and services.  Total research and development for the nine months ending September 30, 2015 and 2014 was $907,810  and $0, respectively.  The increase was due to research and development costs relating to development of new features, such as App to App calling, for our mobile platform in 2015.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salary and benefits. We expect our sales and marketing expenses to increase as our business grows. Total sales and marketing expenses for the nine months ended September 30, 2015 and 2014 was $322,310 and $0, respectively. The increase was due to the marketing expenses incurred for acquisition of new users for HotApp. The increase is in line with the increase with numbers of users in HotApp as at September 30 2015.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to increase as our business grows and we comply with our reporting obligations under US securities laws as a public company. Total general and administrative expenses for the nine months ending September 30, 2015 and 2014 were $721,021 and $83,508 respectively. Included in those amounts were $0 and $45,000 respectively, in general and administrative expenses of a related party as at September 30, 2015 and 2014 respectively.

Other Expense

We incurred $5,732 mainly in foreign exchange gain arising from the appreciation of USD against other foreign currencies during the nine months ended September 30, 2015. No foreign exchange difference was recorded in the nine months ended September 30, 2014 as there was no transaction denominated in other currencies. For the nine month period ended September 30, 2015 and 2014, we have incurred $0 and $4,061 in interest expense relating to a revolving line of credit respectively. The line of credit was terminated in late 2014.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $1,237,157 and a working capital of $1,113,570. Cash had decreased during the nine months ended September 30, 2015 principally due to depreciation of amount held in foreign currencies, payment to creditors and operating losses incurred during the quarter.

We had a total stockholders’ equity of $1,398,414 and an accumulated deficit of $2,643,175 as of September 30, 2015 compared with total stockholders’ deficit of $452,901 and an accumulated deficit of $ 672,083 as of December 31, 2014. The change was principally due to net loss incurred during the quarter.

We repaid $423,153 of loan from Singapore eDevelopment Limited during the nine months ended September 30, 2015. In 2014, an aggregate of $34,500 was raised from issuance of new shares and borrowings under revolving line of credit.

On December 31, 2014, the Company issued a Singapore Dollar denominated promissory note (the “Note”) for S$5,250,553.93 (equivalent to $3,900,225 USD as of exchange rate on December 28, 2014) to SED, its controlling shareholder. The Note is noninterest bearing and matures on July 25, 2015. The Note has no prepayment penalty.  It can be extended by mutual agreement upon 30 day written notice from the Company.  The Note relates to three separate fundings by SED, US $185,725 (equivalent to about S$250,000) on October 16, 2014, US$50,000 on October 28, 2014 and US$3,714,500 (equivalent to about S$5,000,000) on December 26, 2014.  The remaining US$1,275 was due from shareholder of SED.   The Note is reported within the caption “Loan from Shareholder” at US$3,900,225 and US$0 on the consolidated balance sheet as at December 31, 2014 and September 30, 2015 respectively.  The decrease in Loan from Shareholder was principally due to the conversion of the Note into common stock of the Company (see below) offset by a payment on behalf of the Company for setting up Hotapp International Limited by the Director.

On July 13, 2015, the Company entered into a Loan Conversion Agreement with Singapore eDevelopment Limited (“SeD”), the Company’s major shareholder, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars (or $3,888,437 US$ as of exchange rate on July 10, 2015) which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”).  The SeD Promissory Note was non-interest bearing.   The principal amount of $3,888,437 was converted to common stock of the Company, and in exchange, SeD received 777,687 shares of common stock of the Company. Pursuant to the Loan Conversion agreement, the SeD Promissory Note was cancelled and satisfied in full. After giving effect to the conversion, SeD common stock ownership in the Company will increase from 5,024,000 common shares (or 97.9% of the total issued outstanding common shares) to 5,801,687 (or 98.17% of the total issued outstanding common shares).

As of September 30, 2015, we have fixed operating office lease agreements for both Guangzhou’s office amounting to US$52,988 from 2015 to 2016, Singapore’s offices minimum lease commitments of US$118,487 from 2015 to 2017, and Hong Kong’s office amounting to US$48,517 from 2015 to 2017.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 6. Exhibits

Exhibit Number		Description

31.1*		Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*		Section 1350 Certification of Chief Executive and Financial Officer
	*	* Filed along with this document

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Dated: November 23, 2015	By:	/s/ CHAN HENG FAI
Chan Heng Fai
Chief Executive Officer

HOTAPP INTERNATIONAL INC

Dated: November 23 , 2015	By:	/s/ SIEN LUP CHEW
SIEN LUP CHEW
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Chan Heng Fai	Chief Executive Officer and Director	November 23, 2015
Chan Heng Fai

/s/ Sien Lup Chew	Chief Financial Officer	November 23, 2015
Sien Lup Chew