Form 10-K
period 2015-12-31
HotApp International, Inc.
filed 2016-04-13
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-194748
Commission file number

HotApp International Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210 Bethesda MD	20814
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated filter  ☐ (Do not check if a smaller reporting company) Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common	Outstanding April 13, 2016
Common Stock, $0.001 par value per share	5,909,687 shares

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

Business Description

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

Pursuant to the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 8 for further description.

As of December 31, 2015, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

Since the acquisition of HotApp through the end of the current fiscal year, the Group has relied significantly on funding received from SeD in the form of loans which were later converted to common stock.  However, in January 2016, SeD advised the Group that its ongoing financial commitment to the Group would be limited going forward. As a result, since January, we have streamlined and restructured our operations by significantly reducing our development and marketing personnel as well as marketing activities. Presently, only critical and essential development and maintenance works are carried out with a minimal staff. As of the date of this Report, our staff has been reduced 30 persons to a present count of 10. Currently, we are seeking outside sources of capital to fund the ongoing development and deployment of our software.

Our Business

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

Trends in the Market and Our Opportunity

Mobile phone messaging apps will be used by more than 1.4 billion consumers in 2015, up 31.6% on the previous year according to eMarketer’s forecast for these services.

Worldwide, that means 75% of smartphone users will use an over-the-top (OTT) mobile messaging app at least once a month in 2015.

The growth in popularity of messaging apps is projected to continue, and eMarketer predicts that by 2018, the number of chat app users worldwide will reach 2 billion and represent 80% of smartphone users.

While mergers and acquisitions are active in the Mobile messaging space, such as Facebook acquired WhatsApp, Tencent invested in Kik, Viber acquired by Rakuten, other popular messaging applications such as Telegram and Snapchat with unique value proposition are gaining market share significantly.

In addition, enterprise messaging applications such as Slack, Facebook At Work and DingTalk (of Alibaba Group) in China – started to gain a lot of market attention with rapid deployment from both large enterprise and Small Medium Enterprises (SME). The fields of enterprise mobility is expected to be significantly more sophisticated than consumer facing platforms, as there is likely more scrutiny over security, different levels of accessibility, communication channels, Office Automation and Customer Relationship Management capabilities, and access to enterprises’ back-end servers.

Lastly, we have seen some providers, such as Facebook Messenger, (Tencent’s) WeChat Public Accounts and Line successfully monetizing their enterprise customers by providing targeted advertising and commercial functions to their vast range of customers. We expect this space to continue growing as there is currently no unified model across various platforms, as user experience standards and methods of content distribution vary widely. We feel there is an opportunity between traditional consumer facing providers such as Facebook and WeChat, who already have an established architecture for their enterprise platforms, and enterprise customers who continue to look for alternative ways to service their clients.

Based upon the above trends, we believe significant opportunities exist for:

●	Enterprise deploying messaging platform to effective engage different stakeholders
●	Continuing growth in demand for OTT Services encapsulated within a single mobile app with a clear intent and objectives fulfilling the communication need for specific communities and industries.
●
Enterprises to increase usage of OTT Services, such as adoption of Enterprise messaging Apps alongside with using of Email,  video and audio conferencing, collaboration through cloud services, as a new medium for different stakeholder engagement including customers, to promote and market their products and services.  HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

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

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.    We intend to pursue the following growth strategy:

●	Position HotApp as an open platform to be ready for integration with third party technology partnerships such as Payment Services, Loyalty Programs, eCommerce;

●	Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support

●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

As of the date of this report, we have taken the following steps to implement our business plan:

●	Revamp HotApp into modular Software Development Kit (SDK) to open up HotApp architecture for 3rd party technology partner integration
●	In progress to develop HotApp Enterprise and secure messaging function

Achieved and Target Milestones:

As of the date of this report, we have achieved the following milestones:

●	Completed HotPost Function – a social media function inside HotApp
●	Completed App to App calling function, thus eliminating the cost of providing App to land line telephone functionality.
●	Restructured R&D organization with lower cost of development in China and set up a consultative integration team in Hong Kong, ready for HotApp Enterprise deployment.

Over the next twelve months we plan to;

●	Enhance HotApp Platform to serve Enterprises
●	Develop HotZap Secure messaging function
●	Identify technology and commercialization strategic alliance

Our Business Model and User Monetization Plan

We plan to generate revenue through the following;

●	Licensing of HotApp Enterprise to organizations.
●	Providing customization and services for enterprises.
●	Providing white label solutions.

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

We intend to build up a high value industry focus communities and enterprises show cases with limited “consultants” covering specific markets including Healthcare, Hospitality, and Small Media Enterprises in Asia Region.

Our Competition and Industries We Operate In

We operate in OTT Service markets and deliver our services via mobile telecommunication devices.  The market is ever expanding both in term services being provided and demand from users for these services.   It is a highly competitive market segment with ever increasing number of new entrants and several dominant incumbents, such as Facebook, WeChat, Line and others.   Some of these players have significant comparative and absolute advantages over us as a new market entrant.  We face significant competitions from companies that:

●	offer more services from their established customer base
●	offer full-featured products that replicate the range of communications and related capabilities we provide.
●	develop branded applications for specific communities and enterprises, that provide social, collaboration or other communications functionality;
●	provide traditional, online, and mobile media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	Raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
●	Maintain the trusted status of our ecosystem;
●	Grow and maintain our high value user base, enhance User engagement and create value services for communities and enterprises;
●	Market and profit from our service offerings, monetize our user base and achieve profitability;
●	Adapt to the dynamic social networking market despite our short operating history;
●	Maintain brand awareness and loyalty, prevent misuse of our Platform and maintain our brand image and reputation
●	Compete effectively for users acquisition and user engagement
●	Keep up with technological developments and evolving user expectations;
●	Effectively manage our growth and control our costs and expenses;
●	Address privacy concerns relating to our services and the use of user information;
●	Identify a management team with owner mentality and proven track record; and
●	Changing consumer habit for those using competitive platform

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	Understanding local market needs -
o	Establish brand presence for local enterprises and communities based on established HotApp Platform.

● Ready to deploy Platform -
o
Our “Powered by HotApp” initiative create unique value proposition for HotApp clients and community by integrating best-of-breed technology and defining clear business/ commercialization model for go-to-market.

●	Focus in Community Building -
o	Our local marketing team and consultants are built to work hand-in-hand with community operators to localize the HotApp for the local community.

●	HotApp ecosystem -
o	To work closely with technology developers to further enhance the HotApp ecosystem to better fit local needs.

Our Key Business Performance Metrics

In an effort to manage the business, the Company will employ a robust system of financial reporting that delivers key performance metrics, including, but not limited to:

●	Registered users are defined as users that have signed up and installed the mobile application;
●	Monthly active users are defined as users who have logged in and use the application at least once in a monthly period;
●	Powered by HotApp’s clients and organization and users within their organization, if any:
●	White label and customization solutions Revenue, if any:
●	eCommerce revenue sharing, if any

Our Technology

Based on our core HotApp’s infrastructure engine, we are building up additional functions on top of this stable and scalable infrastructure. The system architecture is designed in modular form so that we continue to add new applications modules while we are growing our customer base. In addition, we shall also be able to incorporate third party application module effectively to continue building localized HotApp services.

Our key aspects or strengths of our technology include:

●	Scalable infrastructure;
●	Modular design to add on and modify individual Hot App offering;
●	Quick adaptation to third party services, such as payment and loyalty program
●	Dedicated to continuous improvement of user experience in local context.

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

Employees and Employment Agreements

As the date of this filling, we have 10 full-time staff which we intend to maintain with moderate increases in the number of employees in line with business activities and if our finance permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

The Company hired Mr. Lum Kan Fai on June 1, 2015 and Mr. Lum was appointed to the Board of Directors and as Chief Technology Officer on June 16, 2015.

Insurance

We do not maintain property insurance, business interruption insurance or general third-party liability insurance, nor do we maintain product liability or key-man insurance

Item 1A.                      Risk Factors.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the following factors and other information before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Our business is subject to numerous risk factors, including the following:

RISKS RELATED TO OUR FINANCIAL CONDITION

There is substantial doubt about the company’s ability to continue as a going concern.

The report of Rosenberg Rich Baker Berman & Company, our independent registered public accounting firm, with respect to our financial statements at December 31, 2015 contains an explanatory paragraph as to our potential inability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements for the year ended December 31, 2015 contained herein, we have incurred net losses, net cash used in operating activities and have working capital of $146,153 at December 31, 2015.  We will require additional financing in order to maintain its corporate existence and to implement its business plans and strategy.  The timing and amount of our capital requirements will depend on a number of factors, including our initial operational results with respect to user acceptance of our HotApp product, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

RISKS RELATED TO OUR BUSINESS

Lack of commercial acceptability.

Our HotApp cross-platform messaging and social media mobile application was launched in China in the first quarter of 2015.   To date, we have a limited user base and limited indications of commercial acceptability. While we believe that our product will be commercially received, we cannot predict if our product will be a commercial success.

Our new product could fail to attract or retain users or generate revenue.

Our ability to retain, increase, and engage our user base and to monetize existing and new users depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties.  In October 2014, we acquired HotApps International Pte Ltd and its HotApp mobile application.  Since our commercial launch of the application, our user base has been limited and we have not yet been able to monetize our application.  We may not be successful in our efforts to generate meaningful revenue from HotApp over the long term. If HotApp fails to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

Our Company cannot predict if it can achieve profitable operations.

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

We are a development stage company and we may never generate revenues which could cause our business to fail.

We are a development stage company and we have not generated any revenues as of the date of this Report. Since inception, the Company has incurred net losses of $3,688,180 and has net working capital of $146,153 at December 31, 2015.   We expect to operate with net losses for the next financial year-ending December 31, 2016 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

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

We cannot assure investors that we will effectively manage our growth.

With the change in market place, our management team had been closely monitoring the human resources requirement to ensure balance of resources in development and marketing. We have reduced our headcounts from 37 as of December 31, 2014 to 31 as of December 31, 2015 and to 10 as of date this filling.   However, we expect headcounts to maintain with moderate increases in line with business activities for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of our key personnel, including Mr. Chan Heng Fai and Mr. Lum Kan Fai.  In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business.

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

Singapore eDevelopment Limited owns a significant amount of the outstanding common stock and could take actions detrimental to investments for which there would be no remedy.

Singapore eDevelopment Limited beneficially owns approximately 98.17% of the outstanding common stock as of the date of this filing.  Through this ownership, the shareholder has the ability to substantially influence the board, management, policies, and business operations.   In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.   Because of the shareholdings of the shareholder may cause the company to engage in business combinations without having to seeking shareholder approval.

Such concentration of ownership also may have the effect of delaying or preventing a change in control, which may be to the benefit of this one shareholder but not in the interest of the other investors. Additionally, as investors one would not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent investors from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

We expect that our quarterly results will fluctuate significantly.  Due to the recent acquisition of HotApp International Limited, our period-to-period comparisons of operating results are not meaningful indicators of future results. Additionally, if our operating results in one or more quarters do not meet securities analysts' or your expectations, the price of our common stock could decrease.

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

We will rely upon third party providers to host our number of our servers and provide telecommunication connections. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

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

Our results of operations are expected to affect by the level of business activity of our users many of whom are expected to be businesses. These businesses, in turn can be affected by general economic conditions and the level of economic activity in the industries and markets that they serve.  On an aggregate basis, our clients may be less likely to hire as many senior executives or consultants during economic downturns and periods of economic uncertainty. To the extent our clients delay or reduce hiring senior executives or consultants due to an economic downturn or economic uncertainty, our results of operations will be adversely affected. A continued economic downturn or period of economic uncertainty and a decline in the level of business activity of our clients would have a material adverse effect on our business, financial condition and results of operations.

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

We do not believe that we meet any of the conditions outlined in the immediately preceding paragraph.Under Circular 698, if a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas non-public holding company and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5%, or (ii) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, must report such disposition to the PRC competent tax authority of the PRC resident enterprise. The PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring

PRC tax. As a result, gains derived from such disposition may be subject to a PRC withholding tax rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price which is not on an arm’s length basis and results in reducing the taxable income, the relevant tax authority has the power to make a reasonable adjustment as to the taxable income of the transaction. Circular 698 was retroactively effective on January 1, 2008. On March 28, 2011, the State Administration of Taxation released SAT Public Notice 24 to clarify several issues related to Circular 698. SAT Public Notice 24 became effective on April 1, 2011. According to SAT Public Notice 24, the term “effective tax” refers to the effective tax on the gain derived from disposition of the equity interests of an overseas holding company; and the term “does not impose income tax” refers to cases where the gains derived from disposition of the equity interests of an overseas holding company is not subject to income tax in the country or region where the overseas holding company is a resident. There is uncertainty as to the application of Circular 698.

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

On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN.   Since that time, through the date of this 10K, the Company has not had any trading in its stock.

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

Item 1B.                      Unresolved Staff Comments.

None

Item 2.                         Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814.   We occupy one office at the location free of rent based on a month-to-month arrangement with one of Company’s affiliates.

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore.  The lease commenced on September 22, 2014 and runs through June 30, 2017 with monthly payments of $2,341.  The Company was required to put up a security deposit of $6,894.   On October 20, 2014, the Company paid the prior tenant $12,099 in rent for the space through the commencement date of the new lease.

On March 1, 2015, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for additional 954 square feet of office space in Singapore.  The lease commenced on March 1, 2015 and runs through June 30, 2017 with monthly payments of $3,572.  The Company was required to put up a security deposit of $10,717.

For the year ended December 31, 2015, the Company recorded rent expense of $62,811 for the Singapore offices.  Under the lease arrangements the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China.  The lease commenced on November 1, 2014 and ran through August 2015.  On August 31, 2015, the lease was renewed for another year and will expire on August 31, 2016 with monthly payments of $4,998.   The Company was required to put up a security deposit of $4,154.   For the year ended December 31, 2015, the Company recorded rent expense of $55,407 for this office.

On April 10, 2015 the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong.  These lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,580.  The Company was required to put up a security deposit of $5,161.  For the year ended December 31, 2015, the Company recorded rent expense of $22,008 for this office.

Item 3.                      Legal Proceedings.

None

Item 4.                      Mine Safety Disclosure.

Not Applicable

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 9, 2015, the Financial Industry Regulatory Authority (“ FINRA ” ),  cleared the Company’ s request under Rule 15c2 - 11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this 10K, the Company has not had any trading in its stock.

Holders of Our Common Stock

As of the date of filing we had 34 shareholders of our common stock.

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

Pursuant to the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 8 for further description.

As of December 31, 2015, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year.   Subsequent to end of current financial year, SeD advised the Group not to depend solely on financing from SeD for its continuous development and marketing activities.   The Group has since increased its efforts to raise additional funds from other sources.  Without certainty of new funding and in the face of intense competition in the mobile messaging and social media market in China and the rest of Asia, the Group has streamlined and restructured its operations by significantly reducing its development and marketing personnel as well as marketing activities. Presently, only critical and essential development and maintenance works are carried out with a minimal crew. It will maintain its manning level and operating costs at a minimum level and has begun exploring options to seek new funding before growing its business.

Our Business

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

Trends in the Market and Our Opportunity

Mobile phone messaging apps will be used by more than 1.4 billion consumers in 2015, up 31.6% on the previous year according to eMarketer’s forecast for these services.

Worldwide, that means 75% of smartphone users will use an over-the-top (OTT) mobile messaging app at least once a month in 2015.

The growth in popularity of messaging apps is projected to continue, and eMarketer predicts that by 2018, the number of chat app users worldwide will reach 2 billion and represent 80% of smartphone users.

While mergers and acquisitions are active in the Mobile messaging space, such as Facebook acquired WhatsApp, Tencent invested in Kik, Viber acquired by Rakuten, other popular messaging applications such as Telegram and Snapchat with unique value proposition are gaining market share significantly.

In addition, enterprise messaging applications such as Slack, Facebook At Work and DingTalk (of Alibaba Group) in China – started to gain a lot of market attention with rapid deployment from both large enterprise and Small Medium Enterprises (SME). The fields of enterprise mobility is expected to be significantly more sophisticated than consumer facing platforms, as there is likely more scrutiny over security, different levels of accessibility, communication channels, Office Automation and Customer Relationship Management capabilities, and access to enterprises’ back-end servers.

Lastly, we have seen some providers, such as Facebook Messenger, (Tencent’s) WeChat Public Accounts and Line successfully monetizing their enterprise customers by providing targeted advertising and commercial functions to their vast range of customers. We expect this space to continue growing as there is currently no unified model across various platforms, as user experience standards and methods of content distribution vary widely. We feel there is an opportunity between traditional consumer facing providers such as Facebook and WeChat, who already have an established architecture for their enterprise platforms, and enterprise customers who continue to look for alternative ways to service their clients.

Based upon the above trends, we believe significant opportunities exist for:

●	Enterprise deploying messaging platform to effective engage different stakeholders
●	Continuing growth in demand for OTT Services encapsulated within a single mobile app with a clear intent and objectives fulfilling the communication need for specific communities and industries.
●
Enterprises to increase usage of OTT Services, such as adoption of Enterprise messaging Apps alongside with using of Email,  video and audio conferencing, collaboration through cloud services, as a new medium for different stakeholder engagement including customers, to promote and market their products and services.  HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market.

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

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.    We intend to pursue the following growth strategy:

●	Position HotApp as an open platform to be ready for integration with third party technology partnerships such as Payment Services, Loyalty Programs, e-commerce;
●	Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support
●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

As of the date of this report, we have taken the following steps to implement our business plan:

●	Revamp HotApp into modular Software Development Kit (SDK) to open up HotApp architecture for 3rd party technology partner integration
●	In progress to develop HotApp Enterprise and secure messaging function

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Results of Operations

For the years ended December 31, 2015 and 2014

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to decrease as we streamline and restructure our team, to further develop the platform, new features and services.  Total research and development for the years ended December 31, 2015 and 2014 were $1,322,159 and $220,215, respectively.  The increase was due to the development of HotApp’s new features such as app-to-app calling and other functionalities for our mobile platform in 2015.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to decrease as we streamline our business. Total sales and marketing expenses for the years ended December 31, 2015 and 2014 were $442,122 and $37,660, respectively. The increase was due to the marketing expenses incurred for the acquisition of new users for HotApp.

General and Administrative

General and administrative expenses consists primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to decrease as we streamline our business.  Total general and administrative expenses for the years ended December 31, 2015 and 2014 were $1,272,865 and $327,171, respectively.  Included in those amounts were $0 and $62,438 respectively, in general and administrative expenses of a related party.   The increase from the prior period was due to business growth and cost to comply with our reporting obligations under US securities laws. For the years ended December 2015 and 2014, we incurred $60,068 and $0 relating to impairment of excess price over net assets.

Other Expense (Income)

For the years ended December 2015 and 2014, we incurred $0 and $4,067 in interest expense, respectively.    The interest expense was from a revolving line of credit that was terminated upon the acquisition of HIP in 2014.

We had a gain $21,043 mainly in foreign exchange gain arising from the appreciation of USD against other foreign currencies during 2015.  No foreign exchange gain or loss was recorded in 2014 as there were no transactions denominated in other currencies.

Liquidity and Capital Resources

At December 31, 2015, we had cash of $495,136 and working capital of $146,153. Cash had decreased during 2015 primarily due to operating losses incurred in 2015.

We had a total stockholders’ equity of $363,092 and an accumulated deficit of $3,688,180 as of December 31, 2015 compared with a total stockholders’ deficit of $452,901 and an accumulated deficit of $672,083 as of December 31, 2014.   This difference is primarily due to the net loss incurred in 2015 and the Shareholder’s loan conversion.

We had ($432,083) and $4,490,664 of net cash from financing activities for the years ended December 2015 and 2014 respectively.

On December 31, 2014, the Company issued a Singapore Dollar denominated promissory note (the “Note”) for S$5,250,553.93 (equivalent to $3,900,225 USD as of exchange rate on December 28, 2014) to SED, its controlling shareholder. The Note is non-interest bearing and matures on July 25, 2015. The Note has no prepayment penalty. It can be extended by mutual agreement upon 30 day written notice from the Company. The Note relates to three separate fundings by SED, US $185,725 (equivalent to about S$250,000) on October 16, 2014, US$50,000 on October 28, 2014 and US$3,714,500 (equivalent to about S$5,000,000) on December 26, 2014. The remaining US$1,275 was due from shareholder of SED. The Note is reported within the caption “Loan from Shareholder” at US$3,900,225 and US$0 on the consolidated balance sheet as at December 31, 2014 and December 31, 2015 respectively. The decrease in Loan from Shareholder was principally due to the conversion of the Note into common stock of the Company (see below) offset by a payment on behalf of the Company for setting up HotApp International Limited by the Director.

As of December 31, 2015, we have fixed operating office lease agreements for both Guangzhou’s office amounting to US$38,536 from 2015 to 2016, Singapore’s offices minimum lease commitments of US$104,169 from 2015 to 2017, and Hong Kong’s office amounting to US$40,775 from 2015 to 2017.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from SED or third party) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Recent Accounting Pronouncements

Recent accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017.  We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                      Financial Statements.

HOTAPP INTERNATIONAL INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of HotApp International, Inc.

We have audited the accompanying consolidated balance sheets of HotApp International, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015 and 2014. HotApp International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HotApp International, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses, net cash used in operating activities and has working capital of $146,153 at December 31, 2015 and 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 13, 2016

HOTAPP INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014

	12/31/15	12/31/14
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$495,136	$4,009,884
Prepaid expenses	26,492	5,661
Deposits	4,154	16,056
TOTAL CURRENT ASSETS	525,782	4,031,601

Fixed assets, net	192,308	79,400
Excess purchase price over net assets	-	60,068
Deposits	24,631	-
TOTAL ASSETS	$742,721	$4,171,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$379,379	$191,719
Accrued taxes	250	3,813
Loan from shareholder	-	4,428,438
TOTAL CURRENT LIABILITIES	379,629	4,623,970

TOTAL LIABILITIES	379,629	4,623,970

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,909,687 and 5,132,000 shares issued and outstanding, as of December 31, 2015 and 2014, respectively	591	513
Accumulated other comprehensive income (loss)	(152,719)	4,022
Additional paid-in capital	4,202,020	213,267
Accumulated deficit	(3,688,180)	(672,083)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	363,092	(452,901)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$742,721	$4,171,069

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014

Operating expenses:
Research and product development	1,322,159	220,215
Stock-based compensation	-	8,250
Sales and marketing	442,122	37,660
Depreciation	37,633	4,182
Impairment of intangible asset	60,068	-
General and administrative	1,175,164	252,301
General and administrative from a related party	-	62,438
Total operating expenses	3,037,146	585,046

Loss from operations	(3,037,146)	(585,046)

Other income (expenses):
Interest expense – related party	-	(4,067)
Interest income	6	5
Foreign exchange gain	21,043	-
Total other income (expenses)	21,049	(4,062)

Loss before taxes	(3,016,097)	(589,108)
Income tax provision	-	-
Net loss applicable to common shareholders	$(3,016,097)	$(589,108)

Net loss per share - basic and diluted	$(0.55)	$(0.14)

Weighted number of shares outstanding -
Basic and diluted	5,496,341	4,318,096

Comprehensive Income Loss:
Net loss	$(3,016,097)	$(589,108)
Foreign currency translation gain (loss)	(156,741)	4,022
Total comprehensive loss	$(3,172,838)	$(585,086)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2014 TO DECEMBER 31, 2015

	Preferred Stock		Common		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2013	-	$-	3,967,000	$397	$57,953	$-	$(82,975)	$(24,625)

Issuance of common stock for services			165,000	16	8,234			8,250
Acquisition and fair value allocation	13,800,000	1,380	1,000,000	100	58,588			60,068
Loan forgiveness shareholder					88,492			88,492
Net loss for period							(589,108)	(589,108)
Foreign currency translation adjustment						4,022	-	4,022

Balance December 31, 2014	13,800,000	$1,380	5,132,000	$513	$213,267	$4,022	$(672,083)	$(452,901)

Issuance of common stock (Debt Conversion)			777,687	78	3,988,753			3,988,831
Net loss for period							(3,016,097)	(3,016,097)
Foreign currency translation adjustment						(156,741)	-	(156,741)

Balance December 31, 2015	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(152,719)	$(3,688,180)	$363,092

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,016,097)	$(589,108)
Adjustments to reconcile net loss to cash used in operating activities:

Stock-based compensation	-	8,250
Depreciation	37,633	4,182
Impairment of excess purchase price over net assets	60,068	-

Change in operating assets and liabilities:
Prepaid expenses	(20,831)	(5,661)
Accrued interest	-	(1,831)
Accounts payable and accrued expenses	187,660	183,719
Accrued taxes payable	(3,563)	3,564
Security deposit and other assets	(12,729)	(16,056)
Net cash used in operating activities	$(2,767,859)	$(412,941)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(150,541)	(81,713)
Net cash used in investing activities	$(150,541)	$(81,713)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds (repayments) from / to shareholder loan	(432,083)	4,423,164
Proceeds from revolving credit facility	-	67,500
Net cash (used in) provided by financing activities	$(432,083)	$4,490,664

NET INCREASE (DECREASE) IN CASH	(3,350,483)	3,996,010
Effects of exchange rates on cash	(164,265)	13,318

CASH AND CASH EQUIVALENTS at beginning of period	4,009,884	556
CASH AND CASH EQUIVALENTS at end of period	$495,136	$4,009,884

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$3,564	$-

Supplemental schedule of non-cash investing and financing activities
Shareholder loan forgiveness	$-	$88,492
Shareholder loan converted into common stock	$3,988,831	$-

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

Pursuant to the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 8 for further description.

As of December 31, 2015, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $3,688,180 and has net working capital of $146,153 at December 31, 2015.   Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on it, for financing.  We have increased our efforts to raise additional  capital through equity or debt financings from other sources.    However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us.   Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of December 31, 2015, cash and cash equivalents of the Group includes, on an as converted basis to US dollars,  $818,526, $653,305 and $385,975, in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2015 or 2014, respectively.

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

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong and the PRC are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$) and Renminbi ("RMB"), which are also the functional currencies of these entities.

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

The Company’s entities with functional currency of Renminbi, Hong Kong Dollar and Singapore Dollar, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the year ended December 31, 2015, the Company recorded other comprehensive loss from translation loss of $156,741 in the consolidated financial statements.

Operating leases

Leases where the rewards and risks of ownership of assets primarily remain with the lessor are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive loss.

Loss per share

Basic loss per share is computed by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of December 31, 2015, no shares of preferred stock are eligible for conversion into voting common stock.

Note 3.  ACQUISITION ACCOUNTING

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

During 2015, the excess purchase price over the net assets of $60,068 was written off.  Based on management’s review, the software will require continuous significant development expenditure to sustain its activities and value.  Consequently, the Company decided to write-off the asset as it will not provide the expenditures necessary to sustain its activities and value.

On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from Mr. Chan Heng Fai, a substantial shareholder and the Company’s Executive Director and CEO.  HotApp International Pte Ltd is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each.  The consideration of the acquisition was based on the issued share capital of HotApp International Limited which is principally engaged in the sales and marketing of mobile application.  HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

Note 4.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of December 31,
	2015	2014
Computer equipment	$69,002	$21,613
Office equipment	20,787	13,455
Furniture and fixtures	46,916	48,514
Motor vehicle	97,418	-
	$234,123	$83,582
Less: accumulated depreciation	(41,815)	(4,182)
Fixed assets, net	$192,308	$79,400

Depreciation expense for the years ended December 31, 2015 and 2014 was $37,633 and $4,182, respectively.

Note 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2015	2014
Accrued payroll	$196,401	$77,513
Accrued professional fees	112,215	27,000
Due to affiliates	-	86,465
Other	71,763	741
Total	$379,379	$191,719

Note 6.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2015 and 2014, was as follows (assuming a 15% effective tax rate):

	Year Ended December 31,
	2015	2014
Current Tax Provision:
Federal-State	$-	$-
Local	-	-
Total current tax provision	$-	$-

Deferred Tax Provision:
Loss carry-forwards	$(452,415)	$(88,366)
Change in valuation allowance	452,415	88,366
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2015 and 2014 as follows:
	2015	2014
Loss carry-forwards	$553,227	$100,812
Less - valuation allowance	(553,227)	(100,812)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2015, the Company had approximately $3,688,180 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.  The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   The tax returns for the years ended December 31, 2015, 2014 and 2013 are still subject to examination by the taxing authorities.

Note 7.   SHAREHOLDER LOAN

On December 31, 2014, the Company owed Singapore eDevelopment Limited (SED), its majority shareholder, $4,428,438.  This amount reflects a loan of $50,000 and the US equivalent of S$5,702,500.  It also includes $32,574 in payments made by SED on behalf of the Company.   On December 28, 2014, SED loaned the Company under a promissory note (the “Note”) that covered $3,988,831 (S$5,250,534).   The Note is non-interest bearing and matured on June 25, 2015.    The Note has no prepayment penalty.   The other loans and expenses covered by SED for the benefit of the Company are not covered under a loan document.

On July 13, 2015, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars or $3,888,437 USD as of exchange rate on July 10, 2015) which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”). The principal amount of $3,888,437 was converted to common stock of the Company, and in exchange, SeD received 777,687 shares of common stock of the Company. Pursuant to the Loan Conversion agreement, the SeD Promissory Note was cancelled and satisfied in full.  Additional value of $100,394 was included as Additional Paid in Capital (APIC) in the Stockholder’s Equity.  The gain is being treated as APIC due to the related party nature of the conversion.

During 2015 the Company repaid $432,083 of the balance owed pertaining to the payments on behalf by its majority shareholder.  As at December 31, 2015, the Company has an outstanding balance of $0.

Note 8.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock.  Both share types have a $0.0001 par value.  As of December 31, 2015 and 2014, the Company had issued and outstanding, 5,909,687 and 5,132,000 of common stock, respectively and 13,800,000 shares of preferred stock, respectively.

Common Shares:

On February 25, 2014, the Company issued 165,000 shares of common stock to its legal counsel in consideration of services rendered in connection with the preparation of the Company’s registration statement on Form S-1 and counsel’s agreement to defer fees in connection therewith.

On December 31, 2014, SED acquired a total of 4,024,000 shares of the Company common stock from certain shareholders, including the 3,500,000 shares owned by Global Bridge Partners, Inc. (“GBP”).   After such transactions SED owned 97.9% of the Company.

On July 13, 2015, SED acquired 777,687 shares of the Company common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions SED owned 98.17% of the Company.

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

Note 9 – COMMITMENTS AND CONTINGENCIES

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore.  The lease commenced on September 22, 2014 and runs through June 30, 2017 with monthly payments of $2,341.  The Company was required to put up a security deposit of $6,894.   On October 20, 2014, the Company paid the prior tenant $12,099 in rent for the space through the commencement date of the new lease.

On March 1, 2015, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for additional 954 square feet of office space in Singapore.  The lease commenced on March 1, 2015 and runs through June 30, 2017 with monthly payments of $3,572.  The Company was required to put up a security deposit of $10,717.

For the year ended December 31, 2015, the Company recorded rent expense of $62,811 for the Singapore offices.  Under the lease arrangements the Company will be billed a month electricity charge equal to that amount consumed according to a separate meter reading.

On September 1, 2014 the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China.  The lease commenced on November 1, 2014 and ran through August 2015.  On August 31, 2015, the lease was renewed for another year and will expire on August 31, 2016 with monthly payments of $4,998.   The Company was required to put up a security deposit of $4,154.   For the year ended December 31, 2015, the Company recorded rent expense of $55,407 for this office.

On April 10, 2015 the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong.  These lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,580.  The Company was required to put up a security deposit of $5,161.  For the year ended December 31, 2015, the Company recorded rent expense of $22,008 for this office.

The following is a schedule by years of future minimum lease payments:

2016	$130,446
2017	68,208
Total	$198,654

Note 10.  RELATED PARTY BALANCES AND TRANSACTIONS

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

During the current financial year, HotApps International Pte Ltd, a wholly owned subsidiary of the Company, acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from one of the directors, Mr. Chan Heng Fai.  HotApp International Pte Ltd is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each.  The consideration of the acquisition was based on the issued share capital of HotApp International Limited which is principally engaged in the sales and marketing of mobile application.  HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

As described in Note 8, the Company owes SED, its major shareholder $0 and $4,428,438 for the years ended December 31, 2015 and 2014 respectively.    This amount was not interest bearing.

On July 1, 2013, the Company had engaged the services (the “Agreement”) of Ocean Cross Business Solutions Group LLC (“OCBSG”), to provide assistance with filing of the SEC Form S1, general accounting, finance, general management and product development. OCBSG is owned by William Schloth, who also owns Global Bridge Partners, Inc. (“GBP”), a majority shareholder until December 31, 2014. For the year ended December 31, 2014, the Company had paid $62,438 under the Agreement. The Agreement was terminated by mutual agreement.

During 2014, the Company amended a credit line agreement with GBP entered into in 2013 (“Credit Line”).  The amendment extended the maturity date of the Credit Line to December 31, 2014 and increased the amount of the Credit Line to $100,000. Interest was payable at a rate of twelve percent (12%). Unless otherwise paid by the Company, the entire principal and accrued interest shall be payable on maturity.  As of December 31, 2014, GBP had waived all amounts due under the Credit Line for the Company and hence $88,492 had been included as component of equity in the consolidated balance sheet as of December 31, 2014.

Note 10.  SUBSEQUENT EVENT

On January 19, 2016, SeD advised the Group not to depend solely on financing from SeD for its continuous development and marketing activities.   The Group has since increased its efforts to raise additional funds from other sources.  Without certainty of new funding and in the face of intense competition in the mobile messaging and social media market in China and the rest of Asia, the Group has streamlined and restructured its operations by significantly reducing its development and marketing personnel as well as marketing activities. Only critical and essential development and maintenance works are carried out with a minimal crew. It will maintain its manning level and operating costs at a minimum level and has begun exploring options to seek new funding before growing its business.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2015.   This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	71	Chairman, Chief Executive Officer and President
Conn Flanigan	47	Director, Secretary
Lum Kan Fai	53	Director, Chief Technology Officer
Chew Sien Lup	51	Interim Chief Financial Officer

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

Mr. Chan has served as a Director since October 23, 2014 and the Company’s Chief Executive Officer as of December 31, 2014.   In April 2013, Mr. Chan was appointed a Non-Executive Director of Singapore eDevelopment Limited (SED), to assist its business and capital restructuring.    In April 2014, Mr. Chan was appointed Chief Executive Officer and Executive Director of SED.   Prior to the Subsidiary being purchased by SED, Mr. Chan was responsible for overseeing the development of and all funding for HotApp.   Mr. Chan has restructured over 35 companies in different industries and countries in the past 40 years.   In September 2014,  SED announced the successful completion of a round of financing for S$40.6mm (the “Financing”).    Since April 2013, Mr. Chan has invested approximately $8mm of his own money, plus an additional $9mm through a subscription to the Financing by Heng Fai Business Development Pte Ltd, a Singapore-based company controlled by Mr. Chan.

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

Mr. Flanigan has served a director since October 23, 2014 and as legal counsel and secretary since December 31, 2014. Mr. Flanigan has served as General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of Heng Fai Enterprises Ltd since 2007.   Since July 2013, Mr. Flanigan has served as the CEO and Board member of American Housing REIT, Inc, a reporting company under the federal securities laws and an OTC-Pink listed public company.   Since December 2013, Mr. Flanigan has also served as CEO and Board Member of HOMEOWNUSA, a company that was publicly listed and is currently in the process of updating its financial statements.  Since September 2013, Mr. Flanigan has served as an officer and director of Global Medical REIT Inc, a reporting company under the federal securities laws and an OTC-Pink listed public company.   Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Mr. Lum Kan Fai has served a director and Chief Technology Officer since June 16, 2015.  Mr. Lum was the founder, and since 2009 had served as Chief Executive Officer, of FUNboxx Ltd.  From 2007 through 2009, Mr.  Lum served as Chief Executive Officer for Vitop Ltd.    From 2004 through 2007, he served as Asia-Pacific marketing director and head of the consumer products division of York International (now Johnson Controls).  Prior to that, Mr. Lum held senior management positions with Apple and Datacraft Asia.    Mr. Lum graduated from the University of Essex (UK) in 1985, first class honor degree in Computer and Communication Engineering.    On June 16, 2015, Mr. Lum was appointed as an Executive Director and Chief Technology Officer of Singapore eDevelopment Limited (“SeD”).

Mr. Robert Trapp has served a director and our Chief Financial Officer from December 31, 2014 until June 16, 2015.     Mr. Trapp has 30 years of cross-border business experience with both public and privately owned companies in Asia, USA and Canada from a diversity of industries – hospitality, finance, property, investment, mining, software and consumer goods.   Mr. Trapp has served as Senior Vice President with Inter-American Management LLC, a property management company, since 2013.   From 1998 to current Mr. Trapp served as a director of eBankerUSA.com, a subsidiary of Heng Fai Enterprises Limited, a Hong Kong Stock Exchange company.   He has experience within operations and financial management, administration, marketing and regulatory compliance.   He holds a Bachelor of Commerce Degree from the University of Calgary and a Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson Polytechnical Institute of Toronto, Ontario.  On June 16, 2015, Mr. Robert Trapp resigned as a Director and as Chief Financial Officer of the Company, and Mr. Sien Lup Chew was appointed interim Chief Financial Officer of the Company.   Mr. Trapp did not resign as a result of any disagreement with the Company and any of its operations, policies or procedures

Mr. Chew Sien Lup has served as Interim Chief Financial Officer since June 16, 2015.  Mr. Chew was the Chief Financial Officer of Singapore eDevelopment Limited (“SeD”), the Company’s major shareholder, since 2014.    From 2012 through 2014.  Mr. Chew was self-employed and from 2004 through 2012 he served in various executive roles, including Chief Financial Officer.   Mr. Chew graduated from Monash University, Australia in 1988 with a Bachelor of Economics (Accounting) and Bachelor of Science (Computer Science) Honors.    Mr. Chew also is a Certified Public Accountant in Singapore.

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

Currently we have a dedicated Chief Technology Officer and Executive Director, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Item 11.                      Executive Compensation.

EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Chairman, CEO & President	2015	--	--	--	--	--
Conn Flanigan, Director, Secretary	2015	--	--	--	--	--
Robert Trapp, Director, CFO (till June 16, 2015)	2015	--	--	--	--	--
Lum Kan Fai, Director, CTO (from June 16, 2015)	2015	105,805	--	--	--	105,805
Chew Sien Lup, CFO (from June 16, 2015)	2015	--	--	--	--	--

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 13, 2016 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.  As of April 13, 2016, we had 5,909,687 shares of common stock issued and outstanding.
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

Name And Address (1)	Beneficially Owned	Percentage Owned
Singapore eDevelopment Limited (2)	5,801,687	98.17%
All directors and officers as a group (4 persons)	0	0.0%
_____________________
(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2)	The address is: 10 Winstedt Road, #02-02, Singapore 227977.

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

On July 13, 2015, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars or $3,888,437 USD as of exchange rate on July 10, 2015) which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”). The principal amount of $3,888,437 was converted to common stock of the Company, and in exchange, SeD received 777,687 shares of common stock of the Company. The other loans and expenses covered by SED for the benefit of the Company are not covered under a loan document.

On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from Mr. Chan Heng Fai, a substantial shareholder and the Company’s Executive Director and CEO.  HotApp International Pte Ltd is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each.  The consideration of the acquisition was based on the issued share capital of HotApp International Limited which is principally engaged in the sales and marketing of mobile application.  HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

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

Item 14.                      Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31,
	2015	2014
Audit Fees	$30,000	$25,000
Tax Fees	3,500	$-
Total	$33,500	$25,000

PART IV

Item 15.                      Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*	Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Date: April 13, 2016	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chief Executive Officer

Date: April 13, 2016	By:	/s/ Chew Sien Lup
Chew Sien Lup
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer and Director	April 13, 2016
Chan Heng Fai

/s/ Chew Sien Lup	Chief Financial Officer	April 13, 2016
Chew Sien Lup

/s/ Conn Flanigan	Secretary and Director	April 13, 2016
Conn Flanigan