Form 10-Q
period 2016-03-31
HotApp International, Inc.
filed 2016-05-23
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2016.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                          .

Commission file number: 333-194748

HotApp International Inc.
 (Exact name of registrant in its charter)

Delaware	47-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210, Bethesda MD	20814
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2016
Common Stock, $0.001 par value per share	5,909,687 shares

PART I    FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	3/31/16	12/31/15
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,846	$495,136
Prepaid expenses	25,344	26,492
Deposits	11,733	4,154
TOTAL CURRENT ASSETS	122,923	525,782

Fixed assets, net	181,368	192,308
Deposits	24,631	24,631
TOTAL ASSETS	$328,922	$742,721

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,854	$379,379
Accrued taxes	7,287	250
TOTAL CURRENT LIABILITIES	309,141	379,629

TOTAL LIABILITIES	309,141	379,629

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,909,687 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	591	591
Accumulated other comprehensive loss	(155,962)	(152,719)
Additional paid-in capital	4,202,020	4,202,020
Accumulated deficit	(4,028,248)	(3,688,180)
TOTAL STOCKHOLDERS' EQUITY	19,781	363,092
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$328,922	$742,721

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three months Ended March 31,
	2016	2015

Operating expenses:
Research and product development	$138,447	$268,689
Sales and marketing	(64,576)	57,329
Depreciation	14,209	6,638
General and administrative	245,705	133,054
Total operating expenses	333,785	465,710

Loss from operations	(333,785)	(465,710)

Other expenses:
Interest expense		(246)
Foreign exchange gain	754
Total other income (expenses)	(333,031)	(465,956)

Loss before taxes	(333,031)	(465,956)
Income tax provision	7,037
Net loss applicable to common shareholders	$(340,068)	$(465,956)

Net loss per share - basic and diluted	$(0.06)	$(0.09)

Weighted number of shares outstanding -
Basic and diluted	5,909,687	5,132,000

Comprehensive Income Loss:
Net loss	$(340,068)	$(465,956)
Foreign currency translation gain (loss)	(3,243)	42,544
Total comprehensive loss	$(343,311)	$(423,412)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three months Ended March 31,
	2016		2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(340,068)	$(465,956)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		14,209	6,638
Foreign exchange gain		(754)

Change in operating assets and liabilities:
Prepaid expenses		(6,431)	(9,576)
Accounts payable and accrued expenses		(77,525)	1,097
Accrued taxes payable		7,037	(3,564)
Security deposit and other assets		0	459
Net cash used in operating activities		$(403,532)	$(470,902)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed assets		(2,515)	(26,944)
Net cash used in investing activities		$(2,515)	$(26,944)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of shareholder loan			(45,244)
Net cash (used in) provided by financing activities	$		$(45,244)

NET INCREASE (DECREASE) IN CASH		(406,047)	(543,090)
Effects of exchange rates on cash		(3,243)	(129,520)

CASH AND CASH EQUIVALENTS at beginning of period		495,136	4,009,884
CASH AND CASH EQUIVALENTS at end of period		$85,846	$3,337,274

Supplemental disclosure of cash flow information
Cash paid for:
Interest		$-	$-
Income Taxes		$-	$-

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

As of March 31, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,028,248 and has net working capital deficit of $186,218 at March 31, 2016.   Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statement but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and
Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of March 31, 2016, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $23,629, $17,323 and $14,684 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

For the three months ended March 31, 2016, the Company recorded other comprehensive loss from translation loss of $3,243 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of March 31, 2016, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	December 31,
	2016	2015
Computer equipment	$71,009	$69,002
Office equipment	20,925	20,787
Furniture and fixtures	48,089	46,916
Motor vehicle	97,369	97,418
	$237,392	$234,123
Less: accumulated depreciation	(56,024)	(41,815)
Fixed assets, net	$181,368	$192,308

Depreciation expenses charged to the consolidated statements of operations for the three months ended March 31, 2016 and 2015 were $14,209 and $6,638, respectively.

Note 4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued payroll	$151,945	$196,401
Accrued professional fees	144,575	111,215
Due to affiliates	-	-
Other	5,334	71,763
Total	$301,854	$379,379

Note 5.  INCOME TAXES

The provision for income taxes for the three months ended March 31, 2016 and 2015, was as follows (assuming a 15% effective tax rate):

	Three months ended March 31,
	2016	2015
Current Tax Provision:
Federal-State	$7,037	$-
Local	-	-
Total current tax provision	$7,037	$-

Deferred Tax Provision:
Loss carry-forwards	$(49,955)	$(66,160)
Change in valuation allowance	49,955	66,160
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2016 and 2015 as follows:

Loss carry-forwards	$(604,237)	$(166,973)
Less - valuation allowance	604,237	166,973
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of March 31, 2016, the Company had approximately $4,028,248 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.  The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   The tax returns for the years ended December 31, 2015, 2014 and 2013 are still subject to examination by the taxing authorities.

Note 6.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock.  Both share types have a $0.0001 par value.  As of March 31, 2016 and 2015, the Company had issued and outstanding, 5,909,687 of common stock, respectively and 13,800,000 shares of preferred stock, respectively.

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

Note 7 – COMMITMENTS AND CONTINGENCIES

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

As part of the restructuring of the Company, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016.   Under this arrangement the Company will recover the rent expense for the three months ended March 31, 2016 from SED.  The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016.
For the three months ended March 31, 2016, the Company recorded rent expense of $0 for the Singapore offices.

On September 1, 2014 the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China.  The lease commenced on November 1, 2014 and ran through August 2015.  On August 31, 2015, the lease was renewed for another year and will expire on August 31, 2016 with monthly payments of $4,998.   The Company was required to put up a security deposit of $4,154.   For the three months ended March 31, 2016 and 2015, the Company recorded rent expense of $14,065 and $14,230 for this office, respectively.

On April 10, 2015 the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong.  These lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,580.  The Company was required to put up a security deposit of $5,161.  For the three months ended March 31, 2016, the Company recorded rent expense of $9,183 for this office.

The following is a schedule by years of future minimum lease payments:

2016	$101,641
2017	46,249
Total	$147,890

Note 8.  RELATED PARTY BALANCES AND TRANSACTIONS

The Company’s Chief Executive Officer (CEO) and Director is the Chief Executive Officer of SED.   SED is the majority shareholder of the Company.  The Company’s other two directors, one being the Chief Technology Officer who has entered into an employment arrangement with the Company’s wholly owned subsidiary, HotApp International Limited.    As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

As described in Note 7, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016.   Under this arrangement the Company will recover the rent expense and related utilities expenses for the three months ended March 31, 2016 from SED.  The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016.

For the three months ended March 31, 2016, the Company recovered $19,970 of rental and utilities expenses from SED.

Note 9.  SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date that the financials were issued.

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

As of March 31, 2016, details of the Company’s subsidiaries are as follows:

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

Results of Operations

Summary of Key Results

For the unaudited three month period ending March 31, 2016 and 2015

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the quarters ended March 31, 2016 and 2015 were $138,447 and $268,689, respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the quarters ended March 31, 2016 and 2015 were ($64,576) and $57,329, respectively. The negative ($64,576) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the quarters ended March 31, 2016 and 2015 were $245,705, and $133,054, respectively.   The increase from the prior period was due to the additional cost of operations of HotApp International Limited for the quarter ended March 31, 2016 as compared with $0 operational cost for the quarter ending March 31, 2015 as HotApp International Limited was acquired on March 25, 2015.

Other Expense (Income)

In the period ended March 31, 2016 and 2015, we have incurred $754 in foreign exchange gain and $246 in interest expense.

Liquidity and Capital Resources

At March 31, 2016, we had cash of $85,846 and working capital deficit of $186,218. Cash had decreased during the quarters ended March 31, 2016 primarily due to operating losses incurred in during the quarter.

We had a total stockholders’ equity of $19,781 and an accumulated deficit of $4,028,248 as of March 31, 2016 compared with a total stockholders’ equity of $363,092 and an accumulated deficit of $3,688,180 as of December 31, 2015.   This difference is primarily due to the net loss incurred during the quarter.

For the three months ended March 31, 2016, we recorded a net loss of $340,068.  We made a positive adjustment of $14,209 due to depreciation and a negative adjustment of $754 due to foreign currency transaction gain.  We had a positive change of $6,431 due to prepaid expenses and a negative change of $7,037 due to accrued taxes payable.  We had a negative change of $77,525 due to accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $403,532 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we recorded a net loss of $465,956.  We made a positive adjustment of $6,638 due to depreciation.  We had a positive change of $1,097 due to accounts payable and accrued expenses and $459 due to security deposits and other assets.  We had a negative change of $9,576 due to prepaid expenses and $3,564 due to accrued taxes payable.  As a result, we had net cash used in operating activities of $470,902 for the three months ended March 31, 2015.

For the three months ended March 31, 2016, we spent $2,515 on the acquisition of fixed assets, resulting in net cash used in investing activities of $2,515 for the period.

For the three months ended March 31, 2015, we spent $26,944 on the acquisition of fixed assets, resulting in net cash used in investing activities of $26,944 for the period.

For the three months ended March 31, 2016, we did not pursue any financing activities.

For the three months ended March 31, 2015, we repaid shareholder loans of $45,244, resulting in net cash used in financing activities of $45,244 for the period.

As of March 31, 2016, we have fixed operating office lease agreements for both Guangzhou’s office amounting to US$23,755 from 2015 to 2016, Singapore’s offices minimum lease commitments of US$91,120 from 2015 to 2017, and Hong Kong’s office amounting to US$33,015 from 2015 to 2017.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

ITEM 1A    RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

* Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Date: May 23, 2016	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chief Executive Officer

Date: May 23, 2016	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer and Director	May 23, 2016
Chan Heng Fai

Lui Wai Leung, Alan	Chief Financial Officer	May 23, 2016
Lui Wai Leung, Alan