Form 10-Q
period 2016-06-30
HotApp International, Inc.
filed 2016-08-22
CIK 1600347

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☑·No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐·No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 15, 2016
Common Stock, $0.001 par value per share	5,909,687 shares

PART I     FINANCIAL INFORMATION
ITEM 1.    INTERIM FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	6/30/16	12/31/15
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62,952	$495,136
Prepaid expenses	2,580	26,492
Deposit	19,293	4,154
TOTAL CURRENT ASSETS	84,825	525,782

Fixed assets, net	76,133	192,308
Deposits	6,333	24,631
TOTAL ASSETS	$167,291	$742,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$323,360	$379,379
Amount due to related parties	16,016	-
Accrued taxes	7,286	250
TOTAL CURRENT LIABILITIES	346,662	379,629

TOTAL LIABILITIES	346,662	379,629

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,909,687 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	591	591
Accumulated other comprehensive loss	(267,040)	(152,719)
Additional paid-in capital	4,202,020	4,202,020
Accumulated deficit	(4,116,322)	(3,688,180)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(179,371)	363,092
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,291	$742,721

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Operating expenses:
Research and product development	$65,440	$285,527	$203,887	$554,216
Sales and marketing	(59)	119,636	(64,635)	176,965
Depreciation	9,866	9,179	24,075	15,817
General and administrative	124,578	233,771	370,283	367,073
Total operating expenses	199,825	648,113	533,610	1,114,071

(Loss) from operations	(199,825)	(648,113)	(533,610)	(1,114,071)
Interest income / expense	1		1
Foreign exchange (loss) / gain	111,750	424	112,504	426
Total other income (expenses)	111,751	(647,689)	112,505	(1,113,645)

Loss before taxes	(88,074)	(647,689)	(421.105)	(1,113,645)
Income tax provision	-		(7,037)
Net loss applicable to common shareholders	$(88,074)	$(647,689)	$(428,142)	$(1,113,645)

Net loss per share - basic and diluted	$(0.01)	$(0.13)	$(0.07)	$(0.22)

Weighted number of shares outstanding -
Basic and diluted	5,909,687	5,132,000	5,909,687	5,132,000

Comprehensive Income Loss:
Net loss	$(88,074)	$(647,689)	$(428,142)	$(1,113,645)
Foreign currency translation gain (loss)	(111,078)	(35,779)	(114,321)	6,765
Total comprehensive loss	$(199,152)	$(683,468)	$(542,463)	$(1,106,880)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(428,142)	$(1,113,645)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	24,075	15,817
Foreign exchange transaction gain	(112,504)	-

Change in operating assets and liabilities:
Prepaid expenses	27,071	(3,648)
Accounts payable and accrued expenses	(40,003)	(97,098)
Accrued taxes payable	7,036	(3,564)
Security deposit and other assets	-	(13,943)
Net cash used in operating activities	$(522,467)	$(1,216,081)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(1,668)	(38,803)
Proceeds from sale of fixed assets	93,768	-
Net cash provided by (used in) investing activities	$92,100	$(38,803)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of shareholder loan	-	(437,610)
Net cash used in financing activities	$-	$(437,610)

NET DECREASE IN CASH	(430,367)	(1,692,494)
Effects of exchange rates on cash	(1,817)	(85,818)

CASH AND CASH EQUIVALENTS at beginning of period	495,136	4,009,884
CASH AND CASH EQUIVALENTS at end of period	$62,952	$2,231,572

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

As of June 30, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,116,322 and has net working capital deficit of $261,837 at June 30, 2016.   Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of June 30, 2016, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $11,044, $4,591 and $37,296 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has no revenue but plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration and consulting services revenue on project basis.

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

For the six months ended June 30, 2016, the Company recorded other comprehensive loss from translation loss of $114,321 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of June 30, 2016, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	December 31,
	2016	2015
Computer equipment	$69,471	$69,002
Office equipment	20,308	20,787
Furniture and fixtures	47,379	46,916
Motor vehicle	-	97,418
	$137,158	$234,123
Less: accumulated depreciation	(61,026)	(41,815)
Fixed assets, net	$76,132	$192,308

Depreciation expenses charged to the consolidated statements of operations for the six months ended June 30, 2016 and 2015 were $24,075 and $15,817, respectively.

A motor vehicle has been sold to an affiliate of Singapore eDevelopment Limited (“SeD”) for a consideration of $93,678.

Note 4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued payroll	$167,538	$196,401
Accrued professional fees	142,703	111,215
Due to related parties	16,016	-
Other	13,119	71,763
Total	$339,376	$379,379

Note 5.  INCOME TAXES

The provision for income taxes for the three months ended June 30, 2016 and 2015, was as follows (assuming a 15% effective tax rate):

	Six months ended June 30,
	2016	2015
Current Tax Provision:
Federal-State	$7,037	$-
Local	-	-
Total current tax provision	$7,037	$-

Deferred Tax Provision:
Loss carry-forwards	$(63,166)	$(66,160)
Change in valuation allowance	63,166	66,160
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2016 and 2015 as follows:

Loss carry-forwards	$(617,448)	$(166,973)
Less - valuation allowance	617,448	166,973
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2016, the Company had approximately $4,116,322 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.  The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   The tax returns for the years ended December 31, 2015, 2014 and 2013 are still subject to examination by the taxing authorities.

Note 6.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock.  Both share types have a $0.0001 par value.  As of June 30, 2016 and 2015, the Company had issued and outstanding, 5,909,687 of common stock, respectively and 13,800,000 shares of preferred stock, respectively.

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

Note 7 – COMMITMENTS AND CONTINGENCIES

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore. The lease commenced on September 22, 2014 and runs through June 30, 2017 with monthly payments of $2,325. The Company was required to put up a security deposit of $6,519.

On March 1, 2015, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for additional 954 square feet of office space in Singapore. The lease commenced on March 1, 2015 and runs through June 30, 2017 with monthly payments of $3,750. The Company was required to put up a security deposit of $11,249.

As part of the restructuring of the Company, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016. Under this arrangement the Company will recover the rent expense for the three months ended June 30, 2016 from SED. The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016.
For the six months ended June 30, 2016, the Company recorded rent expense of $0 for the Singapore offices.

On September 1, 2014 the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China. The lease commenced on November 1, 2014 and ran through August 2015. On August 31, 2015, the lease was renewed for another year and will expire on August 31, 2016 with monthly payments of $4,611. The Company was required to put up a security deposit of $3,832. On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,325. The Company was required to put up a security deposit of $4,649. For the six months ended June 30, 2016 and 2015, the Company recorded rent expense of $21,795 and $14,230 for Guangzhou offices, respectively.

On April 10, 2015 the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. These lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,581. The Company was required to put up a security deposit of $5,162. For the six months ended June 30, 2016, the Company recorded rent expense of $16,266 for this office.

The following is a schedule by years of future minimum lease payments:

2016	$72,781
2017	45,827
Total	$118,608

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

As described in Note 7, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016. Under this arrangement the Company will recover the rent expense and related utilities expenses for the six months ended June 30, 2016 from SED. The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016.

For the six months ended June 30, 2016, the Company recovered $19,970 of rental and utilities expenses from SED.

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

As of June 30, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year. The Board has, in the meantime, reviewed and approved the restructuring of HotApp which has since reduced personnel to 10 currently from 40 previously. As part of the revamp, HotApp will integrate business-to-business (“B2B”) functions on its platform, transforming it from a business-to-consumer (“B2C”) to an enterprise B2B product focusing on three industries: (i) network marketing businesses; (ii) enterprise messaging and collaboration solution; and (iii) hospitality application platform. This strategic shift is intended to create commercial value with a sharper focus.

Our Business

Our software application (“HotApp”) is a community communications ecosystem (the “Platform”), connecting users who wish to seek out both local and global communities (“Users” or “Communities”) and equipping them with necessary tools to communicate effectively across borders. HotApp will monetize the relationship between brands, Online-2-Offline (“O2O”) operators and service providers (collectively, “Enterprises”) and the HotApp Communities, and in the process mediate something of value to both parties. By targeting communities beyond demographics (ie. topical interest, common activities) Enterprises will be able to create targeted marketing campaigns with the expectation of higher conversion rates. The respective features of HotApp like HotNearby and HotChat and HotRoom enable peer to peer buying decision influence more effectively compared to generic social media. HotApp business partners actually have reason to believe they can market their product or service as a solution to the customer and their marketing network.

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

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.    We intend to pursue the following growth strategy:

●	Position HotApp as an open platform to be ready for integration with third party technology partnerships such as Payment Services, Loyalty Programs, e-commerce;
●	Engage Mobile App Integration Opportunities for Enterprises globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support

●	Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support

●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

Results of Operations

Summary of Key Results

For the unaudited six month period ending June 30, 2016 and 2015

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the quarters ended June 30, 2016 and 2015 were $65,440 and $285,527, respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the quarters ended June 30, 2016 and 2015 were ($59) and $119,636, respectively. The negative ($59) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the quarters ended June 30, 2016 and 2015 were $124,578, and $233,771, respectively.

Other Expense (Income)

In the quarters ended June 30, 2016 and 2015, we have incurred $111,750 and $424 in foreign exchange gain and $1 and $0 in interest income.

For the unaudited six month period ending June 30, 2016 and 2015

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the six month ended June 30, 2016 and 2015 were $203,887 and $554,216, respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the six months ended June 30, 2016 and 2015 were ($64,635) and $176,965, respectively. The negative ($64,635) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the six months ended June 30, 2016 and 2015 were $370,283, and $367,073, respectively.

Other Expense (Income)

In the six months ended June 30, 2016 and 2015, we have incurred $112,504 and $426 in foreign exchange gain and $1 and $0 in interest income.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $62,952 and working capital deficit of $261,837.  Cash had decreased during the six months ended June 30, 2016 primarily due to operating losses incurred during the first half of the year.

We had a total stockholders’ deficit of $179,371 and an accumulated deficit of $4,116,322 as of June 30, 2016 compared with a total stockholders’ equity of $363,092 and an accumulated deficit of $3,688,180 as of December 31, 2015.   This difference is primarily due to the net loss incurred during the first half of the year.

For the six months ended June 30, 2016, we recorded a net loss of $428,142. We made a positive adjustment of $24,075 due to depreciation and a negative adjustment of $112,504 due to foreign currency transaction gain. We had a positive change of $27,071 due to prepaid expenses and a positive change of $7,036 due to accrued taxes payable. We had a negative change of $40,003 due to accounts payable and accrued expenses. As a result, we had net cash used in operating activities of $522,467 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, we recorded a net loss of $1,113,645. We made a positive adjustment of $15,817 due to depreciation. We had a negative change of $97,098 due to accounts payable and accrued expenses and $13,943 due to security deposits and other assets. We had a negative change of $3,648 due to prepaid expenses and $3,564 due to accrued taxes payable. As a result, we had net cash used in operating activities of $1,216,081 for the six months ended June 30, 2015.

For the six months ended June 30, 2016, we received $93,678 on the disposal of fixed assets, resulting in net cash provided by investing activities of $92,100 for the period.

For the six months ended June 30, 2015, we spent $38,803 on the acquisition of fixed assets, resulting in net cash used in investing activities of $38,803 for the period.

For the six months ended June 30, 2016, we did not pursue any financing activities.

For the six months ended June 30, 2015, we repaid shareholder loans of $437,610, resulting in net cash used in financing activities of $437,610 for the period.

As of June 30, 2016, we have fixed operating office lease agreements for both Guangzhou’s office amounting to US$9,222 from 2015 to 2016, Singapore’s offices minimum lease commitments of US$72,896 from 2015 to 2017, and Hong Kong’s office amounting to US$25,298 from 2015 to 2017.

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

HOTAPP INTERNATIONAL INC

Date: August 22, 2016	By:
Chan Heng Fai
Chief Executive Officer

Date: August 22, 2016	By:
Lui Wai Leung, Alan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

	Chief Executive Officer and Director	August 22, 2016
Chan Heng Fai

	Chief Financial Officer	August 22, 2016
Lui Wai Leung, Alan