Form 10-Q
period 2016-09-30
HotApp International, Inc.
filed 2016-11-17
CIK 1600347

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2016.

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 16, 2016
Common Stock, $0.001 par value per share	5,909,687 shares

PART I.    FINANCIAL INFORMATION
ITEM 1.    INTERIM FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	9/30/16	12/31/15
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$105,951	$495,136
Prepaid expenses	5,035	26,492
Deposit	19,167	4,154
TOTAL CURRENT ASSETS	130,153	525,782

Fixed assets, net	71,510	192,308
Deposits	6,325	24,631
TOTAL ASSETS	$207,988	$742,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$254,328	$379,379
Deferred revenue	20,632	-
Amount due to related parties	272,850	-
Accrued taxes	7,286	250
TOTAL CURRENT LIABILITIES	555,096	379,629

TOTAL LIABILITIES	555,096	379,629

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,909,687 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	591	591
Accumulated other comprehensive loss	(274,203)	(152,719)
Additional paid-in capital	4,202,020	4,202,020
Accumulated deficit	(4,276,896)	(3,688,180)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(347,108)	363,092
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,988	$742,721

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Revenues:
Project fee	$55,887	$-	$55,887	$-
	55,887	-	55,887	-

Cost of revenues	23,921	-	23,921	-

Gross profit	$31,966	$-	$31,966	$-

Operating expenses:
Research and product development	$56,891	$353,594	$260,778	$907,810
Sales and marketing	(19)	145,345	(64,654)	322,310
Depreciation	11,046	9,866	35,121	25,683
General and administrative	132,707	353,950	502,990	721,021
Total operating expenses	200,625	862,755	734,235	1,976,824

(Loss) from operations	(168,659)	(862,755)	(702,269)	(1,976,824)
Interest income	1	-	2	-
Foreign exchange gain	8,084	5,308	120,588	5,732
Total other income	8,085	5,308	120,590	5,732

Loss before taxes	(160,574)	(857,447)	(581,679)	(1,971,092)
Income tax provision	-	-	(7,037)	-
Net loss applicable to common shareholders	$(160,574)	$(857,447)	$(588,716)	$(1,971,092)

Net loss per share - basic and diluted	$(0.03)	$(0.15)	$(0.10)	$(0.37)

Weighted number of shares outstanding -
Basic and diluted	5,909,687	5,807,135	5,909,687	5,357,872

Comprehensive Income Loss:
Net loss	$(160,574)	$(857,447)	$(588,716)	$(1,971,092)
Foreign currency translation (loss)	(7,163)	(173,189)	(121,484)	(166,424
Total comprehensive loss	$(167,737)	$(1,030,636)	$(710,200)	$(2,137,516)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(588,716)	$(1,971,092)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	35,121	25,683
Foreign exchange transaction gain	(120,588)	(5,782)

Change in operating assets and liabilities:
Prepaid expenses	24,750	(35,290)
Accounts payable and accrued expenses	(125,051)	(108,087)
Amount due to related parties	272,850	-
Deferred revenue	20,632
Accrued taxes payable	7,036	(3,564)
Security deposit and other assets	-	(15,877)
Net cash used in operating activities	$(473,966)	$(2,114,009)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(8,733)	(151,082)
Proceeds from sale of fixed assets	94,410	-
Net cash provided by (used in) investing activities	$85,677	$(151,082)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	87,334
Repayment of shareholder loan	-	(423,153)
Net cash used in financing activities	$-	$(335,819)

NET DECREASE IN CASH	(388,289)	(2,600,910)
Effects of exchange rates on cash	(896)	(171,817)

CASH AND CASH EQUIVALENTS at beginning of period	495,136	4,009,884
CASH AND CASH EQUIVALENTS at end of period	$105,951	$1,237,157

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$-	$3,988,831

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

As of September 30, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,276,896 and has net working capital deficit of $424,943 at September 30, 2016.   Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of September 30, 2016, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $31,003, $41,110 and $23,818 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $55,887 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on output measures that measured directly from results achieved, and management reviews the progress to completion.

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

For the nine months ended September 30, 2016, the Company recorded other comprehensive loss from translation loss of $121,484 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of September 30, 2016, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30,	December 31,
	2016	2015
Computer equipment	$71,360	$69,002
Office equipment	20,734	20,787
Furniture and fixtures	51,487	46,916
Motor vehicle	-	97,418
	$143,581	$234,123
Less: accumulated depreciation	(72,071)	(41,815)
Fixed assets, net	$71,510	$192,308

Depreciation expenses charged to the consolidated statements of operations for the nine months ended September 30, 2016 and 2015 were $35,121 and $25,683 respectively.

A motor vehicle has been sold to an affiliate of Singapore eDevelopment Limited (“SeD”) for a consideration of $93,678.

Note 4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued payroll	$152,020	$196,401
Accrued professional fees	92,519	111,215
Other	9,789	71,763
Total	$254,328	$379,379

Note 5.  INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2016 and 2015, was as follows (assuming a 15% effective tax rate):

	Nine months ended September 30,
	2016	2015
Current Tax Provision:
Federal-State	$7,037	$-
Local	-	-
Total current tax provision	$7,037	$-

Deferred Tax Provision:
Loss carry-forwards	$(87,252)	$(317,600)
Change in valuation allowance	87,252	317,600
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2016 and 2015 as follows:

Loss carry-forwards	$(641,534	$(418,412)
Less - valuation allowance	641,534	418,412
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2016, the Company had approximately $4,276,896 in net operating loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035.  The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.   The tax returns for the years ended December 31, 2015, 2014 and 2013 are still subject to examination by the taxing authorities.

Note 6.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock.  Both share types have a $0.0001 par value.  As of September 30, 2016 and 2015, the Company had issued and outstanding, 5,909,687 of common stock, respectively and 13,800,000 shares of preferred stock, respectively.

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

As part of the restructuring of the Company, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016. Under this arrangement the Company will recover the rent expense for 2016 from SED. The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016. For the nine months ended September 30, 2016, the Company recorded rent expense of $0 for the Singapore offices.

On September 1, 2014 the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China. The lease commenced on November 1, 2014 and ran through August 2015. On August 31, 2015, the lease was renewed for another year and was expired on August 31, 2016 with monthly payments of $4,611. On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,315. The Company was required to put up a security deposit of $4,631. For the nine months ended September 30, 2016 and 2015, the Company recorded rent expense of $34,727 and $44,766 for Guangzhou offices, respectively.

On April 10, 2015 the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. These lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,579. The Company was required to put up a security deposit of $5,158. For the nine months ended September 30, 2016, the Company recorded rent expense of $26,231 for this office.

The following is a schedule by years of future minimum lease payments:

2016	$14,684
2017	14,002
Total	$28,686

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

For the nine months ended September 30, 2016, the Company recovered $19,970 of rental and utilities expenses from SED.

As of September 30, 2016, the Company has $272,850 amount due to related parties.

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

As of September 30, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year. The Board has, in the meantime, reviewed and approved the restructuring of HotApp which has since reduced personnel to 10 currently from 40 previously. HotApp has revamped its business model and technology platform to focus on business-to-business (“B2B”) services, built around enterprise communications and workflow. Its product line will target these industries: (i) network and direct marketing; (ii) enterprise Voice-over-IP; (iii) enterprise messaging; (iv) real estate; (v) social media; (vi) e-commerce; (vii) investor relations; (viii) healthcare and wellness; and (ix) hospitality, combining HotApp applications with hotel-room management. This strategic shift is intended to create commercial value with a sharper focus.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2016 and 2015

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the quarters ended September 30, 2016 and 2015 were $55,887 and $0 respectively.

Cost of revenue

Cost of revenue consist primarily of the expenses incurred directly to the projects. Total cost of revenue for the quarters ended September 30, 2016 and 2015 were $23,921 and $0, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the quarters ended September 30, 2016 and 2015 were $56,891 and $353,594 respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the quarters ended September 30, 2016 and 2015 were ($19) and $145,345, respectively. The negative ($19) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the quarters ended September 30, 2016 and 2015 were $132,707 and $353,950, respectively.

Other Income

In the quarters ended September 30, 2016 and 2015, we have incurred $8,084 and $5,308 in foreign exchange gain and $1 and $0 in interest income.

For the unaudited nine months period ending September 30, 2016 and 2015

Revenue

Revenue consist primarily of the service rendered on project which require significant software production. Total revenue for the nine months ended September 30, 2016 and 2015 were $55,887 and $0 respectively.

Cost of revenue

Cost of revenue consist primarily of the expenses incurred directly to the projects. Total cost of revenue for the nine months ended September 30, 2016 and 2015 were $23,921 and $0, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the nine months ended September 30, 2016 and 2015 were $260,778 and $907,810, respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the nine months ended September 30, 2016 and 2015 were ($64,654) and $322,310, respectively. The negative ($64,654) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $502,990, and $721,021, respectively.

Other Income

In the nine months ended September 30, 2016 and 2015, we have incurred $120,588 and $5,732 in foreign exchange gain and $2 and $0 in interest income.

Liquidity and Capital Resources

At September 30, 2016, we had cash of $105,951 and working capital deficit of $424,943.  Cash had decreased during the nine months ended September 30, 2016 primarily due to operating losses incurred during the first half of the year.

We had a total stockholders’ deficit of $347,108 and an accumulated deficit of $4,276,896 as of September 30, 2016 compared with a total stockholders’ equity of $363,092 and an accumulated deficit of $3,688,180 as of December 31, 2015.   This difference is primarily due to the net loss incurred during the first half of the year.

For the nine months ended September 30, 2016, we recorded a net loss of $588,716. We made a positive adjustment of $35,121 due to depreciation and a negative adjustment of $120,588 due to foreign currency transaction gain. We had a positive change of $24,750 due to prepaid expenses and a positive change of $7,036 due to accrued taxes payable. We had a negative change of $125,051 due to accounts payable and accrued expenses and a positive change of $272,850 due to amount due to related parties. We had a positive change of $20,632 due to deferred revenue. As a result, we had net cash used in operating activities of $473,966 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we recorded a net loss of $1,971,092. We made a positive adjustment of $25,683 due to depreciation and a negative adjustment of $5,782 due to foreign currency transaction gain. We had a negative change of $108,087 due to accounts payable and accrued expenses and $15,877 due to security deposits and other assets. We had a negative change of $35,290 due to prepaid expenses and $3,564 due to accrued taxes payable. As a result, we had net cash used in operating activities of $2,114,009 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, we received $94,410 on the disposal of fixed assets, resulting in net cash provided by investing activities of $85,677 for the period.

For the nine months ended September 30, 2015, we spent $151,082 on the acquisition of fixed assets, resulting in net cash used in investing activities of $151,082 for the period.

For the nine months ended September 30, 2016, we did not pursue any financing activities.

For the nine months ended September 30, 2015, we repaid shareholder loans of $423,153, resulting in net cash used in financing activities of $335,819 for the period.

As of September 30, 2016, we have fixed operating office lease agreements for Guangzhou’s office amounting to US$11,578 from 2016 to 2017, and Hong Kong’s office amounting to US$17,108 from 2016 to 2017.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.    The Group currently has $55,887 revenue from its services rendered on projects and plans to derive its revenue from membership subscription services, offering the platform for mobile games developed by third parties and other services, including the use of the paid emoticons and mobile marketing services. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on output measures that measured directly from results achieved, and management reviews progress-to-completion.

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

HOTAPP INTERNATIONAL INC

Date: November 16, 2016	By:
Chan Heng Fai
Chief Executive Officer

Date: November 16, 2016	By:
Lui Wai Leung, Alan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

	Chief Executive Officer and Director	November 16, 2016
Chan Heng Fai

	Chief Financial Officer	November 16, 2016
Lui Wai Leung, Alan