Form 10-K
period 2016-12-31
HotApp International, Inc.
filed 2017-04-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

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

301-971-3940
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☑ No ☐

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
Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2016; as of June 30, 2016, 108,000 shares were held by non-affiliates, which had been sold to such non-affiliates for total proceeds of $5,400.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2017, there were 5,909,687 shares outstanding of the registrant’s common stock $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

-None

Throughout this Report on Form 10-K, the terms “Company,” “we,” “us” and “our” refer to HotApp International Inc., and “our board of directors” refers to the board of directors of HotApp International, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.
Business.

Business Description

Hotapp International Inc., formerly Fragmented Industry Exchange Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd ( “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (“HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant to the Purchase Agreement, the Company issued SeD 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 6 to the Financial Statements for a further description of this transaction.

As of December 31, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year. The Board has, in the meantime, reviewed and approved the restructuring of HotApp, by which has since reduced by half its personnel resources as compared to 2015. HotApp has revamped its business model and technology platform to focus on business-to-business (“B2B”) services, built around enterprise communications and workflow. Its product line will target these industries: (i) network and direct marketing; (ii) enterprise Voice-over-IP; (iii) enterprise messaging; (iv) real estate; (v) social media; (vi) e-commerce; (vii) investor relations; (viii) healthcare and wellness; and (ix) hospitality, combining HotApp applications with hotel-room management. This strategic shift is intended to create commercial value with a sharper focus.

Our Business

HotApp, our software application is a community communications ecosystem (the “Platform”), connecting users who wish to seek out both local and global communities (“Users” or “Communities”) and equipping them with necessary tools to communicate effectively across borders. HotApp will monetize the relationship between brands, Online-2-Offline (“O2O”) operators and service providers (collectively, “Enterprises”) and the HotApp Communities, and in the process mediate something of value to both parties.

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

Trends in the Market and Our Opportunity

Mobile phone messaging apps will be used by more than 1.4 billion consumers in 2015, up 31.6% from the previous year, according to a November 2015 forecast for these services by eMarketer, a leading research company for digital business professionals. eMarketer also stated that worldwide, 75% of smartphone users will use an over-the-top (OTT) mobile messaging app at least once a month in 2015. The growth in popularity of messaging apps is projected to continue, and eMarketer predicts that by 2018, the number of chat app users worldwide will reach 2 billion and represent 80% of smartphone users.

Based upon the above trends, we believe significant opportunities exist for:

●	Enterprises deploying messaging platform to effectively engage different stakeholders.
●	Continuing growth in demand for OTT Services encapsulated within a single mobile app with a clear intent and objectives fulfilling the communication need for specific communities and industries.
●
Enterprises to increase usage of OTT Services, such as adoption of Enterprise messaging Apps alongside with using of email, video and audio conferencing, collaboration through cloud services, as a new medium for different stakeholder engagement including customers, to promote and market their products and services (Collaboration Framework). HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market. White label refers to packaging HotApp solution under brand name of clients with some content being customized only for clients.

●	Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing OTT Services to reach out effectively to their marketing network on a global basis.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users. We intend to pursue the following growth strategy:

●	Position HotApp as an open platform to be ready for integration with third party technology partnerships such as Payment Services, Loyalty Programs, e-commerce.
●
Engage Mobile App Integration Opportunities for Enterprises globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support. Powered by HotApp, is a business initiative from HotApp International, that offers modules in HotApp technology for service and customization, targeting vertical industry such as Hospitality and Real Estate Agencies.

●	Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support.
●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

In 2016, we have taken the following steps to implement our business plan:

●	Revamp HotApp into modular Software Development Kit (SDK) to open up HotApp architecture for 3rd party technology partner integration.
●	In progress to develop HotApp Enterprise and secure messaging function.

Achieved and Target Milestones:

In 2016, we have achieved the following milestones:

●	Delivered Hotapp services to businesses making use of the HotApp Platform in areas of Hospitality eCommerce and Real Estate Agent Management.
●	Built a modular framework for ease of adaptation to white label projects particularly in the Network Marketing Industry.
●	Restructured R&D organization with lower cost of development in China and set up a consultative integration team in Hong Kong, ready for HotApp Enterprise deployment.

Over the next twelve months we plan to

●	Further enhance our Enterprise Messaging and Collaboration Framework.
●	Strengthen backend integration for Network Marketing Organizations.
●	Identify technology and commercialization strategic alliance.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following;

●
Licensing of HotApp Enterprise to organizations.
●
Providing customization and services for enterprises.
●
Providing white label solutions.

Our User Acquisition, Retention and Engagement Approach

Our marketing strategy begins with 3 key principles in mind: “attraction, retention, and acquisition.” It couples with our contextually-cultural localization plan targeting our 3 unique segments (ie users, communities and enterprise) which forms our overarching marketing strategy for HotApp.

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

We recognize that each target segment and the participants within have their unique differences and requirements.  We will develop and market each core module differently, focusing on each user-base segment’s unique requirements.

This will break local bias against a foreign based mobile application, and win local trailblazers and influencers alike, who will generate new and relevant content that will in-turn pull in new users who want to discover and contribute towards our society of communities.

We intend to focus our efforts primarily in the Healthcare, Hospitality, and Small Media Enterprises in Asia, particularly Hong Kong and China.

Our Competition and Industries We Operate In

The Messaging and Social Media market is a highly competitive market segment with ever increasing number of new entrants and several dominant incumbents, such as Facebook, WeChat, Line and others.   Some of these players have significant comparative and absolute advantages over us as a new market entrant.  In the Enterprise Market, new players like Slack are aggressively picking up market share while incumbents like Facebook and WeChat are aggressively entering into the Enterprise Market. We face significant competitions from companies that:

●	have a more established customer base;
●	offer more services from their established customer base;
●	offer full-featured products that replicate the range of communications and related capabilities we provide;
●	develop branded applications for specific communities and enterprises, that provide social, collaboration or other communications functionality; and
●	provide traditional, online, and mobile media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	Raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
●	Maintain the trusted status of our ecosystem;
●	Grow and maintain our high value user base, enhance User engagement and create value services for communities and enterprises;
●	Market and profit from our service offerings, monetize our user base and achieve profitability;
●	Adapt to the dynamic social networking market despite our short operating history;
●	Maintain brand awareness and loyalty, prevent misuse of our Platform and maintain our brand image and reputation;
●	Compete effectively for users acquisition and user engagement;
●	Keep up with technological developments and evolving user expectations;
●	Effectively manage our growth and control our costs and expenses;
●	Address privacy concerns relating to our services and the use of user information;
●	Identify a management team with owner mentality and proven track record; and
●	Changing consumer habit for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	Understanding local market needs -
Establish brand presence for local enterprises and communities based on established HotApp Platform.

●	Ready to deploy Platform -

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

Our key aspects or strengths of our technology include:

●	Scalable infrastructure;
●	Modular design to add on and modify individual Hot App offering;
●	Quick adaptation to third party services, such as payment and loyalty program; and
●	Dedicated to continuous improvement of user experience in local context.

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

Employees and Employment Agreements

As at the beginning of the second quarter of 2016, we had 10 full-time staff. We had 17 full-time staff at end of 2016 which we intend to maintain with moderate increases in the number of employees in line with business activities and if our finance permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

The Company hired Mr. Lum Kan Fai on June 1, 2015 and Mr. Lum has served as a member of the Company’s Board of Directors and as the Company’s Chief Technology Officer since June 16, 2015.

Insurance

We do not maintain property insurance, business interruption insurance or general third-party liability insurance, nor do we maintain product liability or key-man insurance.

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

The report of Rosenberg Rich Baker Berman & Company, our independent registered public accounting firm, with respect to our financial statements at December 31, 2016 contains an explanatory paragraph as to our potential inability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements for the year ended December 31, 2016 contained herein, we have incurred net losses, net cash used in operating activities and have working capital deficit of $544,411 at December 31, 2016. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our initial operational results with respect to user acceptance of our HotApp product, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

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

Our ability to retain, increase, and engage our user base and to monetize existing and new users depends heavily on our ability to create successful new products, both independently and in conjunction with developers or other third parties.  In October 2014, we acquired HotApps International Pte. Ltd and its HotApp mobile application.  Since our commercial launch of the application, our user base has been limited and we have not yet been able to monetize our application.  We may not be successful in our efforts to generate meaningful revenue from HotApp over the long term. If HotApp fails to engage users, marketers, or developers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

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

We are a development stage company and we may never generate significant revenues which could cause our business to fail.

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net losses of $4,628,976 and has net working capital deficit of $544,411 at December 31, 2016. We expect to operate with net losses for the next financial year-ending December 31, 2017 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

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

With the change in market place, our management team had been closely monitoring the human resources requirement to ensure balance of resources in development and marketing. We have reduced our headcounts from 31 as of December 31, 2015 to 10 as at the beginning of the second quarter 2016. We expect headcounts to maintain current levels with moderate increases in line with business activities for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

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

We may incur significant costs associated with our public company reporting requirements, costs associated corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.  We expect these costs to approximate at least $50,000 per year, consisting of $25,000 in legal, $20,000 in audit and $5,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We may not be able to cover these costs from our operations and may need to raise or borrow additional funds.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

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

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and other similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services.

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

In addition, we could be subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with the applicable credit card association operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them. In addition, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us. Any of which could harm our business and financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number online, social media companies. Similar actions may also impact us directly.

Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices that may require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business is expected to be driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.

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

RISKS RELATED TO OUR COMMON STOCK

Should our stock become quoted on the OTC Markets and if we fail to remain current on our reporting requirements, we could be removed from the OTC Markets which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this 10-K, the Company has not had any trading in its stock.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of SeD, the Company’s largest shareholder.

On September 17, 2014, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for 586 square feet of office space in Singapore. The lease commenced on September 22, 2014 and runs through June 30, 2017 with monthly payments of $2,325. The Company was required to put up a security deposit of $6,519

On March 1, 2015, the Company entered into a lease agreement with Allbest Property Management Pte Ltd for additional 954 square feet of office space in Singapore. The lease commenced on March 1, 2015 and runs through June 30, 2017 with monthly payments of $3,750. The Company was required to put up a security deposit of $11,249.

As part of the restructuring of the Company, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016. Under this arrangement, the Company will recover the rent expense for 2016 from SED. The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016. For the year ended December 31, 2016, the Company recorded rent expense of $0 for the Singapore offices.

On September 1, 2014, the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China. The lease commenced on November 1, 2014 and ran through August 2015. On August 31, 2015, the lease was renewed for another year and was expired on August 31, 2016 with monthly payments of $4,611. On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,224. The Company was required to put up a security deposit of $4,448. For the year ended December 31, 2016, the Company recorded rent expense of $41,326 for Guangzhou offices.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,579. The Company was required to put up a security deposit of $5,158. For the year ended December 31, 2016, the Company recorded rent expense of $34,734 for this office.

Item 3.
Legal Proceedings.

The Company is not a party to any proceedings, and no such proceedings are known to be contemplated.

There are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, office, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company of any of its subsidiaries.

Item 4.
Mine Safety Disclosure.

Not Applicable.
PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Presently, there is no established public trading market for our shares of common stock. The Company is currently in the process of requesting to be quoted on the Pink Sheet OTC Markets (OTC-QB) pursuant to a 15c2-11 filing with FINRA.

Holders

As of the date of filing, we had 34 shareholders of our common stock.

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

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance Graph

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On March 27, 2017, the Company sold 500,988,889 shares of common stock to SeD in exchange for the conversion of $450,890.00 of debt owed by the Company to SeD at a conversion price of $0.0009 per share. The issuance of these shares was completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the issuer and affiliated purchasers

During the period covered by this report, the Company did not repurchase any shares of the Company’s common stock.

Item 6.
Selected Financial Data.

Not applicable to smaller reporting companies.

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

Background

Hotapp International Inc., formerly Fragmented Industry Exchange Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant to the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 6 for further description.

As of December 31, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year ended December 31, 2015. In January 2016, SeD advised the Group not to depend solely on financing from SeD for its continuous development and marketing activities. The Group has since increased its efforts to raise additional funds from other sources. Without the certainty of new funding and in the face of intense competition in the mobile messaging and social media market in China and the rest of Asia, the Group has streamlined and restructured its operations by significantly reducing its development and marketing personnel as well as marketing activities. Presently, only critical and essential development and maintenance works are carried out with a minimal crew. It will maintain its manning level and operating costs at a minimum level and has begun exploring options to seek new funding before growing its business.

Our Business

Our software application (“HotApp”) is a community communications ecosystem (the “Platform”), connecting users who wish to seek out both local and global communities (“Users” or “Communities”) and equipping them with necessary tools to communicate effectively across borders.   HotApp will monetize the relationship between advertisers, Online-2-Offline (“O2O”) operators and eservice providers (collectively, “Enterprises”) and the HotApp Communities, and in the process mediate something of value to both parties.   By targeting communities beyond demographics (ie. topical interest, common activities) Enterprises will be able to create targeted marketing campaigns with the expectation of higher conversion rates.    The respective features of HotApp like HotNearby and HotRoom enable peer to peer buying decision influence more effectively compared to generic social media.  HotApp’s goal is to help business partners to have reason to believe they can market their product or service as a solution to the customer.

Our mission is to empower communities to engage and communicate effectively: “Not just forming connections, but forming communities.”

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

Trends in the Market and Our Opportunity

Mobile phone messaging apps will be used by more than 1.4 billion consumers in 2015, up 31.6% on the previous year according to eMarketer’s November 2015 forecast for these services. eMarketer also stated that, worldwide, that means 75% of smartphone users will use an over-the-top (OTT) mobile messaging app at least once a month in 2015.

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

Based upon the above trends, we believe significant opportunities exist for:

●	Enterprise deploying messaging platform to effective engage different stakeholders.
●	Continuing growth in demand for OTT Services encapsulated within a single mobile app with a clear intent and objectives fulfilling the communication need for specific communities and industries.
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

●	Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing OTT Services to reach out effectively to their marketing network on a global basis.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users. We intend to pursue the following growth strategy:

●	Position HotApp as an open platform to be ready for integration with third party technology partnerships such as Payment Services, Loyalty Programs, e-commerce.
●	Engage Mobile App Integration Opportunities for Enterprises globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support.
●	Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support.
●	Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

In 2016, we have taken the following steps to implement our business plan:

●	Revamp HotApp into modular Software Development Kit (SDK) to open up HotApp architecture for 3rd party technology partner integration.
●	In progress to develop HotApp Enterprise and secure messaging function.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO
YEAR ENDED DECEMBER 31, 2015

Results of Operations

For the years ended December 31, 2016 and 2015

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the year ended December 31, 2016 and 2015 were $151,443 and $0 respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the year ended December 31, 2016 and 2015 were $55,213 and $0, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the year ended December 31, 2016 and 2015 were $364,900 and $1,322,159 respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to decrease as we streamline our business. Total sales and marketing expenses for the years ended December 31, 2016 and 2015 were $(64,666) and $442,122, respectively. The negative ($64,666) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the years ended December 31, 2016 and 2015 were $666,465 and $1,212,797, respectively. The decrease from the prior period was due to the reduction of rental and travelling expenses and professional fee paid resulting from the streamlining and restructuring of Company.

Other Expense/Income

For the years ended December 2016 and 2015, we have incurred $8,093 and $0 in loss on disposal of fixed assets, $0 and $60,068 on impairment provision of intangible assets. For the years ended December 2016 and 2015, we have incurred $2,072 and $0 on the impairment provision of the amount due from a related party. For the years ended December 2016 and 2015, we have incurred $(60,164) and $21,043 in foreign exchange gain (loss), $2 and $6 in interest income.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $102,776 and working capital deficit of $544,411. Cash had decreased during 2016 primarily due to operating losses incurred in 2016.

We had a total stockholders’ deficit of $498,315 and an accumulated deficit of $4,628,976 as of December 31, 2016 compared with a total stockholders’ equity of $363,092 and an accumulated deficit of $3,688,180 as of December 31, 2015. This difference is primarily due to the net loss incurred during the year and the Shareholder’s loan conversion in 2015.

For the year ended December 31, 2016, we recorded a net loss of $940,796. We made a positive adjustment of $37,327 due to depreciation and a positive adjustment of $2,072 due to the provision for impairment of the amount due from a related party. We made a positive adjustment of $8,093 due to loss on disposal of fixed asset and a positive adjustment of $60,164 due to foreign currency transaction loss. We had a negative change of $30,332 due to costs in excess of billings and a positive change of $21,842 due to prepaid expenses. We had a negative change of $141,064 due to accounts payable and accrued expenses and a positive change of $453,785 due to amount due to related parties. We had a positive change of $7,492 due to accrued taxes and franchise fee and a positive change of $9,040 due to security deposit and other assets. As a result, we had net cash used in operating activities of $512,377 for the year ended December 31, 2016.

For the year ended December 31, 2015, we recorded a net loss of $3,016,097. We made a positive adjustment of $37,633 due to depreciation and a positive adjustment of $60,068 due to impairment of excess purchase price over net assets. We had a positive change of $187,660 due to accounts payable and accrued expenses and a negative change of $12,729 due to security deposits and other assets. We had a negative change of $20,831 due to prepaid expenses and $3,563 due to accrued taxes and franchise fee. As a result, we had net cash used in operating activities of $2,767,859 for the year ended December 31, 2015.

For the year ended December 31, 2016, we spent $12,795 on the acquisition of fixed assets and received $113,587 on the disposal of fixed assets, resulting in net cash provided by investing activities of $100,792 for the year.

For the year ended December 31, 2015, we spent $150,541 on the acquisition of fixed assets, resulting in net cash used in investing activities of $150,541 for the year.

For the year ended December 31, 2016, we did not pursue any financing activities.

For the year ended December 31, 2015, we repaid shareholder loans of $432,083, resulting in net cash used in financing activities of $432,083 for the year.

As of December 31, 2016, we have fixed operating office lease agreements for Guangzhou’s office amounting to US$11,120 from 2017 to 2018 and Hong Kong’s office amounting to US$9,371 from 2017 to 2018.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company currently has $151,443 revenue from its services rendered on projects and plans to derive its revenue from membership subscription services, offering the platform for mobile games developed by third parties and other services, including the use of the paid emoticons and mobile marketing services. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from cost incurred, and management reviews progress-to-completion.

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

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements.

Off –Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.
Financial Statements.

HOTAPP INTERNATIONAL INC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of HotApp International, Inc.

We have audited the accompanying consolidated balance sheets of HotApp International, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2016 and 2015. HotApp International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HotApp International, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses, net cash used in operating activities and has working capital deficit of $544,411 at December 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 14, 2017

HOTAPP INTERNATIONAL INC
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND 2015

	12/31/16	12/31/15
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$102,776	$495,136
Costs in excess of billings	30,332	-
Prepaid expenses	4,650	26,492
Deposits	19,745	4,154
TOTAL CURRENT ASSETS	157,503	525,782

Fixed assets, net	46,096	192,308
Deposits	-	24,631
TOTAL ASSETS	$203,599	$742,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$238,315	$379,379
Accrued taxes and franchise fees	7,742	250
Amount due to related parties	455,857	-
TOTAL CURRENT LIABILITIES	701,914	379,629

TOTAL LIABILITIES	701,914	379,629

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,909,687 shares issued and outstanding, as of December 31, 2016 and 2015, respectively	591	591
Accumulated other comprehensive income (loss)	(73,330)	(152,719)
Additional paid-in capital	4,202,020	4,202,020
Accumulated deficit	(4,628,976)	(3,688,180)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(498,315)	363,092
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,599	$742,721

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015

Revenues:
Project fee	$151,443	$-
	151,443	-

Cost of revenues	55,213	-

Gross profit	$96,230	$-

Operating expenses:
Research and product development	364,900	1,322,159
Sales and marketing	(64,666)	442,122
Depreciation	37,327	37,633
Impairment of intangible asset	-	60,068
Impairment on amount due from a related company	2,072	-
Loss on disposal of fixed assets	8,093	-
General and administrative	629,138	1,175,164
Total operating expenses	976,864	3,037,146

Loss from operations	(880,634)	(3,037,146)

Other income (expenses):
Interest income	2	6
Foreign exchange gain (loss)	(60,164)	21,043
Total other income	(60,162)	21,049

Loss before taxes	(940,796)	(3,016,097)
Income tax provision	-	-
Net loss applicable to common shareholders	$(940,796)	$(3,016,097)

Net loss per share - basic and diluted	$(0.16)	$(0.55)

Weighted number of shares outstanding -
Basic and diluted	5,909,687	5,496,341

Comprehensive Income Loss:
Net loss	$(940,796)	$(3,016,097)
Foreign currency translation gain (loss)	79,389	(156,741)
Total comprehensive loss	$(861,407)	$(3,172,838)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2015 TO DECEMBER 31, 2016

	Preferred Stock		Common		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)

Balance December 31, 2014	13,800,000	$1,380	5,132,000	$513	$213,267	$4,022	$(672,083)	$(452,901)

Issuance of common stock (Debt Conversion)			777,687	78	3,988,753			3,988,831
Net loss for period							(3,016,097)	(3,016,097)
Foreign currency translation adjustment						(156,741)	-	(156,741)

Balance December 31, 2015	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(152,719)	$(3,688,180)	$363,092

Net loss for period							(940,796)	(940,796)
Foreign currency translation adjustment						79,389	-	79,389

Balance December 31, 2016	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(73,330)	$(4,628,976)	$(498,315)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(940,796)	$(3,016,097)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	37,327	37,633
Provision for impairment of amount due from related party	2,072	-
Impairment of intangible asset	-	60,068
Loss on disposal of fixed asset	8,093	-
Foreign exchange loss	60,164	-

Change in operating assets and liabilities:
Costs in excess of billings	(30,332)	-
Prepaid expenses	21,842	(20,831)
Accounts payable and accrued expenses	(141,064)	187,660
Amount due to related parties	453,785	-
Accrued taxes payable and franchise fees	7,492	(3,563)
Security deposit and other assets	9,040	(12,729)
Net cash used in operating activities	$(512,377)	$(2,767,859)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(12,795)	(150,541)
Proceeds from disposal of fixed assets	113,587	-
Net cash provided by (used in) investing activities	$100,792	$(150,541)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayments to shareholder loan	-	(432,083)
Net cash used in financing activities	$-	$(432,083)

NET DECREASE IN CASH	(411,585)	(3,350,483)
Effects of exchange rates on cash	19,225	(164,265)

CASH AND CASH EQUIVALENTS at beginning of period	495,136	4,009,884
CASH AND CASH EQUIVALENTS at end of period	$102,776	$495,136

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$3,564

Supplemental schedule of non-cash investing and financing activities
Shareholder loan converted into common stock	$-	$3,988,831

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

Pursuant to the Purchase Agreement, the Company issued SeD 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 6 for further description.

As of December 31, 2016, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,628,976 and has net working capital deficit of $544,411 at December 31, 2016. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through April 14, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2017. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of December 31, 2016, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $23,568, $63,678 and $13,588, in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.  The Company currently has $151,443 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2016 or 2015, respectively.

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

For the year ended December 31, 2016, the Company recorded other comprehensive income from translation gain of $79,389 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of December 31, 2016, no shares of preferred stock are eligible for conversion into voting common stock.

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

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements.

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of December 31,
	2016	2015
Computer equipment	$69,442	$69,002
Office equipment	19,671	20,787
Furniture and fixtures	7,156	46,916
Motor vehicle	-	97,418
	$96,269	$234,123
Less: accumulated depreciation	(50,173)	(41,815)
Fixed assets, net	$46,096	$192,308

Depreciation expense for the years ended December 31, 2016 and 2015 was $37,327 and $37,633, respectively.

A motor vehicle has been sold to an affiliate of Singapore eDevelopment Limited (“SeD”) for a consideration of $93,678 and furniture and fixture of $10,040 has been sold to SeD.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2016	2015
Accrued payroll	$180,464	$196,401
Accrued professional fees	45,612	112,215
Other	12,239	71,763
Total	$238,315	$379,379

Note 5. INCOME TAXES

The provision for income taxes for the years ended December 31, 2016 and 2015, was as follows:

	Year Ended December 31,
	2016			2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$(195,199)	$(745,597)	$(940,796)	$(329,715)	$(2,686,382)	$(3,016,097)
Income tax at statutory rate	(68,320)	(161,083)	(229,403)	(115,400)	(557,608)	(673,008)
Items not taxable for tax purposes	-	-	-	(7,365)	-	(7,365)
Items not deductible for tax purposes	29,400	-	29,400	20,128	207,830	227,958
Change in valuation allowance	38,920	161,083	200,003	102,637	349,778	452,415
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets

Loss carry-forwards	$223,907	$529,323	$753,230	$184,987	$368,240	$553,227
Less: valuation allowance	(223,907)	(529,323)	(753,230)	(184,987)	(368,240)	(553,227)
Total net deferred tax assets	$-	$-	$-	$	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2016, the Company had approximately $3,753,400 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2016, 2015 and 2014 are still subject to examination by the taxing authorities.

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock. Both share types have a $0.0001 par value. As of December 31, 2016 and 2015, the Company had issued and outstanding, 5,909,687 of common stock, respectively and 13,800,000 shares of preferred stock, respectively.

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

As part of the restructuring of the Company, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016. Under this arrangement, the Company will recover the rent expense for 2016 from SED. The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016. For the year ended December 31, 2016, the Company recorded rent expense of $0 for the Singapore offices.

On September 1, 2014, the Company entered into a lease agreement for 3,470 square feet of office space in Guangzhou, China. The lease commenced on November 1, 2014 and ran through August 2015. On August 31, 2015, the lease was renewed for another year and was expired on August 31, 2016 with monthly payments of $4,611. On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,224. The Company was required to put up a security deposit of $4,448. For the year ended December 31, 2016 and 2015, the Company recorded rent expense of $41,326 and $55,407 for Guangzhou offices, respectively.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,579. The Company was required to put up a security deposit of $5,158. For the year ended December 31, 2016, the Company recorded rent expense of $34,734 for this office.

The following is a schedule by years of future minimum lease payments:

2017	$20,491
2018	-
Total	$20,491

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

As described in Note 7, SED has agreed to take-over the lease commitment for the office space in Singapore with effect from January 1, 2016. Under this arrangement, the Company will recover the rent expense and related utilities expenses for the six months ended June 30, 2016 from SED. The lease agreement with Allbest Property Management Pte Ltd was novated to SED with effect from April 1, 2016.

For the year ended December 31, 2016, the Company recovered $19,970 of rental and utilities expenses from SED, and transferred furniture & fixtures amounting $10,040 to SeD.

As of December 31, 2016, the Company has made impairment provision for the receivable from a related party amounting $2,072 and the Company has $455,857 amount due to related parties

Note 9. SUBSEQUENT EVENT

HotApp International Inc (“HotApp”) announced in February 2017 that it has entered into an Agreement for Services (“Agreement”) with iGalen International Inc (“iGalen”), a company specializing in dietary supplements, to provide iGalen with a mobile enterprise resource planning platform (“Mobile App”) for iGalen’s members.

Under the terms of the agreement, iGalen, a U.S.-based network marketing company, 53% owned subsidiary of Singapore Exchange-listed Singapore eDevelopment Limited (“SeD”), and affiliate of HotApp, will share 3% of its entire annual global revenue with HotApp for the financial year ending December 31, 2017. In turn, HotApp will be responsible for maintaining and upgrading the Mobile App platform, as well as providing the required cloud infrastructure.

HotApp will absorb the cost of development of the Mobile App, and will not charge individual members for use of the Mobile App’s standard functions.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with Singapore eDevelopment Limited (“SeD”), a Singapore company, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. On March 27, 2017, SeD and the Company also entered into a Preferred Stock Cancellation Agreement, by which SeD agreed to cancel its 13,800,000 shares Perpetual Preferred Stock issued by the Company.

The Board of Directors and Majority Stockholder of the Company have approved an increase in the number of the Company’s authorized shares of common stock from 500,000,000 to 1,000,000,000 by means of an amendment to the Company’s Articles of Incorporation.

On March 27, 2017, SeD and the Company also entered into a Preferred Stock Cancellation Agreement, by which SeD agreed to cancel its 13,800,000 shares Perpetual Preferred Stock issued by the Company.

The terms of the additional shares of common stock will be identical to those of the currently outstanding shares of Common Stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the authorization and subsequent issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. This amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2016 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.

None

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

Identification of directors and officers

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	72	Chairman, Chief Executive Officer and President
Conn Flanigan	48	Director, Secretary
Lum Kan Fai	54	Director, Chief Technology Officer
Lui Wai Leung Alan	46	Chief Financial Officer

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

The mailing address for each of the officers and directors named above is c/o the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

Business Experience

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

Mr. Chan is the Managing Chairman of Heng Fai Enterprises, Ltd. ("Heng Fai"). He has been Director of Heng Fai since September 1992. Mr. Chan is responsible for the overall business development of Heng Fai. In November 2013, Mr. Chan was appointed a Board member of Ontarget360 Group Inc, a reporting company under the federal securities laws and an OTC-QB listed public company. In November 2013, Mr. Chan was appointed a Board member of Global Medical REIT Inc, a reporting company under the federal securities laws and an OTC-QB listed public company.

Director Qualifications of Chan Heng Fai:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

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

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Mr. Lum Kan Fai has served a director and Chief Technology Officer since June 16, 2015. Mr. Lum was the founder, and since 2009 had served as Chief Executive Officer, of FUNboxx Ltd. From 2007 through 2009, Mr. Lum served as Chief Executive Officer for Vitop Ltd. From 2004 through 2007, he served as Asia-Pacific marketing director and head of the consumer products division of York International (now Johnson Controls). Prior to that, Mr. Lum held senior management positions with Apple and Datacraft Asia. Mr. Lum graduated from the University of Essex (UK) in 1985, first class honor degree in Computer and Communication Engineering. On June 16, 2015, Mr. Lum was appointed as an Executive Director and Chief Technology Officer of Singapore eDevelopment Limited.

Director Qualifications of Mr. Lum Kan Fai

The board of directors appointed Mr. Lum in recognition of his extensive knowledge in information technology business and his ability to assist the Company continuous growth. He has over 30 years of technology business experience in Multinationals Corporations.

Mr. Lui Wai Leung Alan has served as Chief Financial Officer since May 12, 2016. Mr. Lui has been Chief Financial Officer of Singapore eDevelopment Limited, the Company’s majority shareholder, since November 1, 2016 and served as its Acting Chief Financial Officer since June 22, 2016 until November 1, 2016. From 1997 through 2016, Mr. Lui served in various executive roles, including Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a certified CPA in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during 2016.

Corporate Governance

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

All directors will be reimbursed by us for any accountable expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics. We intend to adopt one in the immediate future.

Item 11.
Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2016 and 2015

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2016 and December 31, 2015.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Chairman, CEO & President	2016	--	--	--	--	--
Conn Flanigan, Director, Secretary	2016	--	--	--	--	--
Lum Kan Fai, Director, CTO (from June 16, 2015)	2016	112,842	--	--	--	112,842
Chew Sien Lup, CFO (from June 16, 2015 till May 12, 2016)	2016	--	--	--	--	--
Lui Wai Leung Alan, CFO (from May 12, 2016)	2016	--	--	--	--	--

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Chairman, CEO & President	2015	--	--	--	--	--
Conn Flanigan, Director, Secretary	2015	--	--	--	--	--
Lum Kan Fai, Director, CTO (from June 16, 2015)	2015	105,805	--	--	--	105,805
Chew Sien Lup, CFO (from June 16, 2015 till May 12, 2016)	2015	--	--	--	--	--
Robert Trapp, Director, CFO (till June 16, 2015)	2015	--	--	--	--	--

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

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 14, 2017 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.  As of April 14, 2017, we had 5,909,687 shares of common stock issued and outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Form 10-K are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Singapore eDevelopment Limited (2)	5,801,687	98.17%
Officers and Directors
Chan Heng Fai (3)	5,801,687	98.17%
Conn Flanigan	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (4 persons)	5,801,687	98.17%
_____________________
(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2) (3)
The address is:  10 Winstedt Road, #02-02, Singapore 227977.
Mr. Chan, as the Chief Executive Officer and majority shareholder of Singapore eDevelopment Limited, is deemed to be the beneficial owner of those shares owned by Singapore eDevelopment Limited.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

SeD is the Company’s majority stockholder. Chan Heng Fai, the Company’s Chief Executive Officer and a member of the Company’s board of directors, is also the Chief Executive Officer and a member of SeD’s board of directors, as well as the majority shareholder of SeD. Conn Flanigan, another member of the Company’s board of directors, serves in various director and officer positions with subsidiaries of SeD. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of SeD. Mr. Lum Kan Fai, the Company’s Chief Technology Officer and a member of the Company’s board of directors, is also the Chief Technology Officer of SeD. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

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

Subsequent Events

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by the Company to SeD into 500,988,889 shares of the Company’s common stock at a conversion price of $0.0009 per share.

The Company’s board of directors and majority stockholder have approved an increase in the number of the Company’s authorized shares of common stock from 500,000,000 to 1,000,000,000 by means of an amendment to the Company’s Articles of Incorporation. This increase in authorized shares will permit the Company to issue the 500,988,889 shares of common stock described above.

On March 27, 2017, SeD and the Company also entered into a Preferred Stock Cancellation Agreement, by which SeD agreed to cancel its 13,800,000 shares Perpetual Preferred Stock issued by the Company.

We believe that the foregoing transactions were in our best interests. Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time they were authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

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

Item 14.
Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31,

	2016	2015
Audit Fees	$54,004	$30,000
Tax Fees	3,500	$3,500
Total	$57,504	$33,500

PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a)(1)
List of Financial Statements included in Part II hereof:

Consolidated Balance Sheet as of December 31, 2016 and 2015
Consolidated Statement of Comprehensive Loss for the Years Ended December 31, 2016 and 2015
Consolidated Statement of Stockholder Equity (Deficit) for the Period January 1, 2015 to December 31, 2016
Consolidated Statements of Cash Flow for the Years Ended December 31, 2016 and 2015

(a)(2)
List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)
Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).
3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.(i) to the Company’s Current Report on Form 8-K filed on December 9, 2014).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).
10.6
Loan Conversion Agreement dated July 13, 2015, by and between the Company and Singapore eDevelopment Limited (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 16, 2015).

10.7
Agreement for Services dated January 25, 2017, by and between the Company and IGalen International Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2017).

10.8
Loan Conversion Agreement, by and among HotApp International Inc. and Singapore eDevelopment Limited, dated as of March 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2017).

10.9
Preferred Stock Cancellation Agreement, by and among HotApp International Inc. and Singapore eDevelopment Limited, dated as of March 27, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2017).

21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this document
Item 16.
Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Date: April 14, 2017	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chief Executive Officer

Date: April 14, 2017	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer and Director	April 14, 2017
Chan Heng Fai	(Principal Executive Officer)

s/ Lui Wai Leung, Alan	Chief Financial Officer	April 14, 2017
Lui Wai Leung, Alan	(Principal Financial and Accounting Officer)

/s/ Conn Flanigan	Secretary and Director	April 14, 2017
Conn Flanigan

/s/ Lum Kan Fai	Chief Technology Officer and Director	April 14, 2017
Lum Kan Fai