Form 10-Q
period 2017-03-31
HotApp International, Inc.
filed 2017-05-15
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 12, 2017, there were 5,909,687 shares outstanding of the registrant’s common stock $0.001 par value.

Throughout this Report on Form 10-Q, the terms “Company,” “we,” “us” and “our” refer to HotApp International Inc., and “our board of directors” refers to the board of directors of HotApp International, Inc.

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

The cautionary statements made in this quarterly report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	3/31/17	12/31/16
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98,145	$102,776
Account receivable	96,365	-
Costs in excess of billings	-	30,332
Prepaid expenses	18,099	4,650
Deposit and other receivable	23,878	19,745
TOTAL CURRENT ASSETS	236,487	157,503

Fixed assets, net	41,358	46,096
TOTAL ASSETS	$277,845	$203,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$220,076	$238,315
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	766,164	455,857
TOTAL CURRENT LIABILITIES	993,982	701,914

TOTAL LIABILITIES	993,982	701,914

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 13,800,000 issued and outstanding	1,380	1,380
Common stock, $.0001 par value, 500,000,000 shares authorized, 5,909,687 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively	591	591
Accumulated other comprehensive loss	(157,334)	(73,330)
Additional paid-in capital	4,202,020	4,202,020
Accumulated deficit	(4,762,794)	(4,628,976)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(716,137)	(498,315)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$277,845	$203,599

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenues:
Project fee	$66,178	$-
	66,178	-

Cost of revenues	14,105	-

Gross profit	$52,073	$-

Operating expenses:
Research and product development	$52,662	$138,447
Sales and marketing	-	(64,576)
Deposits written off	2,663	-
Depreciation	8,636	14,209
General and administrative	187,502	245,705
Total operating expenses	251,463	333,785

(Loss) from operations	(199,390)	(333,785)

Other income:
Foreign exchange gain	65,572	754
Total other income (expenses)	65,572	754

Loss before taxes	(133,818)	(333,031)
Income tax provision	-	7,037
Net loss applicable to common shareholders	$(133,818)	$(340,068)

Net loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted number of shares outstanding -
Basic and diluted	5,909,687	5,909,687

Comprehensive Income Loss:
Net loss	$(133,818)	$(340,068)
Foreign currency translation gain (loss)	(84,004)	(3,243)
Total comprehensive loss	$(217,822)	$(343,311)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(133,818)	$(340,068)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,636	14,209
Deposit written off	2,663	-
Foreign exchange transaction gain	(65,572)	(754)

Change in operating assets and liabilities:
Costs in excess of billings and account receivable	(66,033)	-
Security deposit and other receivable	(6,796)	-
Prepaid expenses	(13,449)	(6,431)
Accounts payable and accrued expenses	(18,239)	(77,525)
Accrued taxes payable and franchise fees	-	7,037
Net cash used in operating activities	$(292,608)	$(403,532)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(3,898)	(2,515)
Net cash used in investing activities	$(3,898)	$(2,515)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from affiliate	310,307	-
Net cash provided by financing activities	$310,307	$-

NET DECREASE IN CASH	13,801	(406,047)
Effects of exchange rates on cash	(18,432)	(3,243)

CASH AND CASH EQUIVALENTS at beginning of period	102,776	495,136
CASH AND CASH EQUIVALENTS at end of period	$98,145	$85,846

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Pursuant to a Purchase Agreement, the Company issued SeD 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 8 for further description.

As of March 31, 2017, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,762,794 and has net working capital deficit of $757,495 at March 31, 2017. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through May 12, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2017. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statement but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and
Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars.   As of March 31, 2017, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $25,365, $52,037 and $18,951 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $66,178 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion.

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

For the three months ended March 31, 2017, the Company recorded other comprehensive loss from translation loss of $84,004 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock.   As of March 31, 2017, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	December 31,
	2017	2016
Computer equipment	$73,159	$69,442
Office equipment	19,821	19,671
Furniture and fixtures	7,187	7,156
	$100,167	$96,269
Less: accumulated depreciation	(58,809)	(50,173)
Fixed assets, net	$41,358	$46,096

Depreciation expenses charged to the consolidated statements of operations for the three months ended March 31, 2017 and 2016 were $8,636 and $14,209, respectively.

Note 4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued payroll	$175,059	$180,464
Accrued professional fees	34,722	45,612
Other	10,295	12,239
Total	$220,076	$238,315

Note 5.  SHARE CAPITALIZATION

The Company is authorized to issue 500 million shares of common stock and 15 million shares of preferred stock.  Both share types have a $0.0001 par value.  As of March 31, 2017 and 2016, the Company had issued and outstanding, 5,909,687 of common stock, respectively and 13,800,000 shares of preferred stock, respectively.

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

Note 6. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,241. The Company was required to put up a security deposit of $4,482. For the three months ended March 31, 2017, the Company recorded rent expense of $6,734 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,574. The Company was required to put up a security deposit of $5,147. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,281. The Company was required to put up a security deposit of $6,563. For the three months ended March 31, 2017, the Company recorded rent expense of $8,088 for these offices.

The following is a schedule by years of future minimum lease payments:

2017	$42,366
2018	9,844
Total	$52,212

Note 7.  RELATED PARTY BALANCES AND TRANSACTIONS

During the period covered by this report, Mr. Chan Heng Fai was the Company’s Chief Executive Officer (CEO) and a member of the Board. Mr. Chan is also the Chief Executive Officer of Singapore eDevelopment Limited (“SeD”), a Singapore company.   SeD is the majority shareholder of the Company.  The Company’s other two directors included Lum Kan Fai, who served as the Company’s Chief Technology Officer during the period covered by this report and who has entered into an employment arrangement with the Company’s wholly owned subsidiary, HotApp International Limited.    As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

Note 8.  SUBSEQUENT EVENT

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009.

The Company’s board of directors and majority stockholder have approved an increase in the number of the Company’s authorized shares of common stock from 500,000,000 to 1,000,000,000 by means of an amendment to the Company’s Articles of Incorporation. This amendment was filed with the State of Delaware on May 5, 2017. This increase in authorized shares will permit the Company to issue the 500,988,889 shares of common stock described above.

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

Background

Hotapp International Inc, formerly Fragmented Industry Exchange Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

As of March 31, 2017, details of the Company’s subsidiaries are as follows:

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

Our Business

HotApp, our software application, is a community communications ecosystem (the “Platform”), connecting users who wish to seek out both local and global communities (“Users” or “Communities”) and equipping them with necessary tools to communicate effectively across borders. HotApp will monetize the relationship between brands, Online-2-Offline (“O2O”) operators and service providers (collectively, “Enterprises”) and the HotApp Communities, and in the process mediate something of value to both parties.

With our Platform, users can discover and build their own communities and create valuable content. Our Platform tools empower these communities to share their thoughts and words across multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. Enterprises in turn enhance user experience with premium contents, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Trends in the Market and Our Opportunity

According to eMarketer Research in Nov 2016, by 2019, more than one-quarter of the world’s population will be using mobile messaging apps.

Mobile phone messaging apps will be used by more than 1.4 billion people in 2016, an increase of almost 16% from 2015.

The Asia-Pacific region is home to more than 50% of all chat app users worldwide, with more than 805 million consumers in 2016.

In addition to the substantial opportunities in consumer messaging market, Enterprise Messaging and Collaboration Services and Apps are widely deployed in Small Medium Enterprises (SMEs) and Large Enterprise as an alternative to Email and Intranet. This emerging need in Enterprise Messaging and Collaboration offers a huge opportunity for IT service providers in offering development, integration and white label services for SMEs and Corporations. According to Statista, global messaging platform service providers are expected to bring in US$1.8 billion revenue riding on the growth in growing demand of Enterprise Messaging.

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

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our Users.    We intend to pursue the following growth strategy:

●
Position HotApp as an open platform to be ready for integration with third party technology partnerships such as Payment Services, Loyalty Programs, and e-commerce.
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
●
Identify Strategic Partnership Opportunities globally through “Powered by HotApp ” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support
●
Establish community and business partnerships (collectively, “HotApp Partnerships”) to expand our user base and engagement.

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2017 and 2016

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the three months ended March 31, 2017 and 2016 were $66,178 and $0 respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended March 31, 2017 and 2016 were $14,105 and $0, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the quarters ended March 31, 2017 and 2016 were $52,662 and $138,447, respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the quarters ended March 31, 2017 and 2016 were $0 and ($64,576), respectively. The negative ($64,576) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the quarters ended March 31, 2017 and 2016 were $196,138 and $259,914, respectively.

Other Expense (Income)

In the quarters ended March 31, 2017 and 2016, we have incurred $65,572 and $754 in foreign exchange gain and $2,663 and $0 for the deposits written off.

Liquidity and Capital Resources

At March 31, 2017, we had cash of $98,145 and working capital deficit of $757,495.  Cash had decreased during the three months ended March 31, 2017 primarily due to operating losses incurred during the quarter.

We had a total stockholders’ deficit of $716,137 and an accumulated deficit of $4,762,794 as of March 31, 2017 compared with a total stockholders’ deficit of $498,315 and an accumulated deficit of $4,628,976 as of December 31, 2016.   This difference is primarily due to the net loss incurred during the quarter.

For the three months ended March 31, 2017, we recorded a net loss of $133,818. We made a positive adjustment of $8,636 due to depreciation, a positive adjustment of $2,663 due to deposits written off and a negative adjustment of $65,572 due to foreign currency transaction gain. We had a negative change of $66,033 due to costs in excess of billings and account receivable, a negative change of $6,796 due to security deposit and other receivables, and a negative change of $13,449 due to prepaid expenses. We had a negative change of $18,239 due to accounts payable and accrued expenses. As a result, we had net cash used in operating activities of $292,608 for the three months ended March 31, 2017.

For the three months ended March 31, 2016, we recorded a net loss of $340,068. We made a positive adjustment of $14,209 due to depreciation and a negative adjustment of $754 due to foreign currency transaction gain. We had a negative change of $77,525 due to accounts payable and accrued expenses. We had a negative change of $6,431 due to prepaid expenses and a positive change of $7,037 due to accrued taxes payable and franchise fees. As a result, we had net cash used in operating activities of $403,532 for the three months ended March 31, 2016.

For the three months ended March 31, 2017, we spent $3,898 on the acquisition of fixed assets, resulting in net cash used in investing activities of $3,898 for the period.

For the three months ended March 31, 2016, we spent $2,515 on the acquisition of fixed assets, resulting in net cash used in investing activities of $2,515 for the period.

For the three months ended March 31, 2017, we had net cash provided by financial activities of $310,307 due to advances from affiliate.

For the three months ended March 31, 2016, we did not pursue any financing activities.

As of March 31, 2017, we have fixed operating office lease agreements for Guangzhou’s office amounting to $11,205 from 2017 to 2018, Hong Kong’s offices minimum lease commitments of $41,007 from 2017 to 2018.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $66,178 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion.

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

ITEM 1A.    RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2017, the Company sold 500,988,889 shares of common stock to SeD in exchange for the conversion of $450,890.00 of debt owed by the Company to SeD at a conversion price of $0.0009 per share. The sale of these shares was made in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits filed with this Form 10-Q Quarterly Report:

Exhibit Number	Description

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH**	XBXRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extenstion Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase

*Filed herewith.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for puposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Date: May 12, 2017	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chief Executive Officer and Director

Date: May 12, 2017	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer