Form 10-Q
period 2017-06-30
HotApp International, Inc.
filed 2017-08-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

333-194748
Commission file number

HotApp International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4742558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210, Bethesda MD	20814
(Address of principal executive offices)	(Zip Code)

301-971-3940
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of August 14, 2017, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

Throughout this Report on Form 10-Q, the terms “Company,” “we,” “us” and “our” refer to HotApp International, Inc., and “our board of directors” refers to the board of directors of HotApp International, Inc.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
INTERIM FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

HOTAPP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	6/30/17	12/31/16
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$144,720	$102,776
Account receivable	37,602	-
Costs in excess of billings	-	30,332
Prepaid expenses	14,987	4,650
Deposit and other receivable	13,381	19,745
TOTAL CURRENT ASSETS	210,690	157,503

Fixed assets, net	36,990	46,096
TOTAL ASSETS	$247,680	$203,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$205,986	$238,315
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	519,058	455,857
TOTAL CURRENT LIABILITIES	732,786	701,914

TOTAL LIABILITIES	732,786	701,914

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 and 13,800,000 issued and outstanding	-	1,380
Common stock, $.0001 par value, 1,000,000,000 and 500,000,000 shares authorized, 506,898,576 and 5,909,687 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	50,690	591
Accumulated other comprehensive loss	(194,997)	(73,330)
Additional paid-in capital	4,604,191	4,202,020
Accumulated deficit	(4,944,990)	(4,628,976)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(485,106)	(498,315)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,680	$203,599

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Revenues:
Project fee	$37,758	$-	$103,936	$-
	37,758	-	103,936	-

Cost of revenues	2,459	-	16,564	-

Gross profit	$35,299	$-	$87,372	$-

Operating expenses:
Research and product development	$50,109	$65,440	$102,771	$203,887
Sales and marketing	-	(59)	-	(64,635)
Deposits written off	17	-	2,680	-
Depreciation	9,431	9,866	18,067	24,075
Loss on disposal of fixed assets	131	-	131	-
General and administrative	200,657	124,578	388,159	370,283
Total operating expenses	260,345	199,825	511,808	533,160

(Loss) from operations	(225,046)	(199,825)	(424,436)	(533,160)

Other income / expense:
Interest income	1	1	1	1
Foreign exchange (loss) / gain	42,849	111,750	108,421	112,504
Total other income (expenses)	42,850	111,751	108,422	112,505

Loss before taxes	(182,196)	(88,074)	(316,014)	(421,105)
Income tax provision	-	-	-	7,037
Net loss applicable to common shareholders	$(182,196)	$(88,074)	$(316,014)	$(428,142)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.07)

Weighted number of shares outstanding -
Basic and diluted	122,807,094	5,909,687	64,358,391	5,909,687

Comprehensive Income Loss:
Net loss	$(182,196)	$(88,074)	$(316,014)	$(428,142)
Foreign currency translation gain (loss)	(37,663)	(111,078)	(121,667)	(114,321)
Total comprehensive loss	$(219,859)	$(199,152)	$(437,681)	$(542,463)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(316,014)	$(428,142)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,067	24,075
Deposit written off	2,680	-
Loss on disposal of fixed asset	131	-
Foreign exchange transaction gain	(108,421)	(112,504)

Change in operating assets and liabilities:
Costs in excess of billings and account receivable	(7,270)	-
Security deposit and other receivables	3,684	-
Prepaid expenses	(10,337)	27,071
Accounts payable and accrued expenses	(32,329)	(40,003)
Accrued taxes payable and franchise fees	-	7,036
Net cash used in operating activities	$(449,809)	$(522,467)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(9,092)	(1,668)
Disposal of fixed assets	-	93,768
Net cash (used in)/provided by investing activities	$(9,092)	$92,100

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from affiliate	514,091	-
Net cash provided by financing activities	$514,091	$-

NET DECREASE IN CASH	55,190	(430,367)
Effects of exchange rates on cash	(13,246)	(1,817)

CASH AND CASH EQUIVALENTS at beginning of period	102,776	495,136
CASH AND CASH EQUIVALENTS at end of period	$144,720	$62,952

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$450,890	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

Hotapp International, Inc., formerly Fragmented Industry Exchange, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31st. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant to a Purchase Agreement, the Company issued SeD 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 5 for further description.

As of June 30, 2017, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,944,990 and has net working capital deficit of $522,096 at June 30, 2017. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through August 14, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2017. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financing from other sources. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated balance sheet at December 31, 2016 was derived from audited financial statement but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of consolidation

The consolidated financial statements of the Group include the financial statements of Hotapp International, Inc. and its subsidiaries.  All inter-company transactions and balances have been eliminated upon consolidation.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2017, cash and cash equivalents of the Group include, on an as converted basis to US dollars $51,697, $59,940 and $18,790 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $103,936 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion. In case of the 3% iGalen revenue sharing, revenue is recognized in accordance with ASC 985-605-25.

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

For the six months ended June 30, 2017, the Company recorded other comprehensive loss from translation loss of $121,667 in the consolidated financial statements.

Operating leases

Leases where the rewards and risks of ownership of assets primarily remain with the lessor are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

Comprehensive income (loss)

Comprehensive income (loss) include gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive loss.

Loss per share

Basic loss per share is computed by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of June 30, 2017, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	December 31,
	2017	2016
Computer equipment	$73,739	$69,442
Office equipment	20,876	19,671
Furniture and fixtures	10,400	7,156
	$105,015	$96,269
Less: accumulated depreciation	(68,025)	(50,173)
Fixed assets, net	$36,990	$46,096

Depreciation expenses charged to the consolidated statements of operations for the six months ended June 30, 2017 and 2016 were $18,067 and $24,075, respectively.

Note 4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued payroll	$175,328	$180,464
Accrued professional fees	12,474	45,612
Other	18,184	12,239
Total	$205,986	$238,315

Note 5.  SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017.  Both share types have a $0.0001 par value.  As of June 30, 2017 and 2016, the Company had issued and outstanding, 506,898,576 and 5,909,687 of common stock, respectively and 0 and 13,800,000 shares of preferred stock, respectively.

Common Shares:

On July 13, 2015, SED acquired 777,687 shares of the Company common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions SED owned 98.17% of the Company.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions.

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

On March 27, 2017, SeD and the Company entered into a Preferred Stock Cancellation Agreement, by which SeD agreed to cancel its 13,800,000 shares Perpetual Preferred Stock issued by the Company. On June 8, 2017, a Certificate of Retirement for 13,800,000 shares of the Perpetual Preferred Stock has been filed to the office of Secretary of State of the State of Delaware.

Other than the conversion rights described above, the Preferred Stock has no voting, dividend, redemption or other rights.

 Note 6. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,279. The Company was required to put up a security deposit of $4,557. For the six months ended June 30, 2017, the Company recorded rent expense of $13,513 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,574. The Company was required to put up a security deposit of $5,147. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,266. The Company was required to put up a security deposit of $6,533. For the six months ended June 30, 2017, the Company recorded rent expense of $20,721 for these offices.

The following is a schedule by years of future minimum lease payments:

2017	$30,992
2018	9,800
Total	$40,792

Note 7.  RELATED PARTY BALANCES AND TRANSACTIONS

For the period up to June 21, 2017 covered by this report, Mr. Chan Heng Fai was the Company’s Chief Executive Officer (CEO) and a member of the Board. Mr. Chan is also the Chief Executive Officer of Singapore eDevelopment Limited (“SeD”), a Singapore company.   SeD is the majority shareholder of the Company. On June 21, 2017, Mr. Chan voluntarily resigned as CEO and President of the Company, and will remain as Chairman of the Board. On June 21, 2017, the Company appointed Mr. Lum Kan Fai as the Company’s CEO and President. The Company’s other two directors included Mr. Lum Kan Fai, who served as the Company’s Chief Technology Officer during the period covered by this report and who has entered into an employment arrangement with the Company’s wholly owned subsidiary, HotApp International Limited. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

Note 8.  SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date that the financials were issued.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Background

Hotapp International, Inc., formerly Fragmented Industry Exchange Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31st. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

As of June 30, 2017, details of the Company’s subsidiaries are as follows:

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

Trends in the Market and Our Opportunity

According to a November 2016 forecast by eMarketer, a leading research company for digital business professionals, more than one-quarter of the world’s population will be using mobile messaging apps by 2019. eMarketer also projected that mobile phone messaging apps would be used by more than 1.4 billion people in 2016, an increase of almost 16% from 2015. The Asia-Pacific region is home to more than 50% of all chat app users worldwide, with more than 805 million consumers in 2016.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2017 and 2016

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the three months ended June 30, 2017 and 2016 were $37,758 and $0 respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended June 30, 2017 and 2016 were $2,459 and $0, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.   We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development for the quarters ended June 30, 2017 and 2016 were $50,109 and $65,440, respectively.  The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of the Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the quarters ended June 30, 2017 and 2016 were $0 and ($59), respectively. The negative ($59) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. Total general and administrative expenses for the quarters ended June 30, 2017 and 2016 were $200,657 and $124,578, respectively. The increase was mainly due to the increase in salary and benefits.

Other Expense (Income)

In the quarters ended June 30, 2017 and 2016, we have incurred $9,431 and $9,866 for depreciation, $17 and $0 for the deposits written off, and $131 and $0 for loss on disposal of fixed assets. In the quarters ended June 30, 2017 and 2016, we have incurred $(42,849) and $(111,750) in foreign exchange gain, and $(1) and $(1) in interest income.

For the unaudited six months period ending June 30, 2017 and 2016

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the six months ended June 30, 2017 and 2016 were $103,936 and $0 respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the six months ended June 30, 2017 and 2016 were $16,564 and $0, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.  Total research and development for the six months ended June 30, 2017 and 2016 were $102,771 and $203,887, respectively.  The decrease was mainly due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the six months ended June 30, 2017 and 2016 were $0 and ($64,635), respectively. The negative ($64,635) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the six months ended June 30, 2017 and 2016 were $388,159 and $370,283, respectively.

Other Expense (Income)

In the six months ended June 30, 2017 and 2016, we have incurred $18,067 and $24,075 for depreciation, $2,680 and $0 for the deposits written off, and $131 and $0 for loss on disposal of fixed assets. In the six months ended June 30, 2017 and 2016, we have incurred $(108,421) and $(112,504) in foreign exchange gain, and $(1) and $(1) in interest income.

Liquidity and Capital Resources

At June 30, 2017, we had cash of $144,720 and working capital deficit of $522,096. Cash had increased during the six months ended June 30, 2017 primarily due to the receipt of payment for the revenue earned.

We had a total stockholders’ deficit of $485,106 and an accumulated deficit of $4,944,990 as of June 30, 2017 compared with a total stockholders’ deficit of $498,315 and an accumulated deficit of $4,628,976 as of December 31, 2016. This difference is primarily due to the net loss incurred during the period and the issuance of 500,988,889 shares of common stock by debt conversion.

For the six months ended June 30, 2017, we recorded a net loss of $316,014. We made a positive adjustment of $18,067 due to depreciation, a positive adjustment of $2,680 due to deposits written off, a positive adjustment of $131 due to loss on disposal of fixed asset, and a negative adjustment of $108,421 due to foreign currency transaction gain. We had a negative change of $7,270 due to costs in excess of billings and account receivable, a positive change of $3,684 due to security deposit and other receivables, and a negative change of $10,337 due to prepaid expenses. We had a negative change of $32,329 due to accounts payable and accrued expenses. As a result, we had net cash used in operating activities of $449,809 for the six months ended June 30, 2017.

For the six months ended June 30, 2016, we recorded a net loss of $428,142. We made a positive adjustment of $24,075 due to depreciation and a negative adjustment of $112,504 due to foreign currency transaction gain. We had a positive change of $27,071 due to prepaid expenses and a positive change of $7,036 due to accrued taxes payable and franchise fees. We had a negative change of $40,003 due to accounts payable and accrued expenses. As a result, we had net cash used in operating activities of $522,467 for the six months ended June 30, 2016.

For the six months ended June 30, 2017, we spent $9,092 on the acquisition of fixed assets, resulting in net cash used in investing activities of $9,092 for the period.

For the six months ended June 30, 2016, we received $93,768 on the disposal of fixed assets, resulting in net cash provided by investing activities of $92,100 for the period.

For the six months ended June 30, 2017, we had net cash provided by financial activities of $514,091 due to advances from an affiliate amounting to $514,091.

For the six months ended June 30, 2016, we did not pursue any financing activities.

As of June 30, 2017, we have fixed operating office lease agreements for Guangzhou’s office amounting to $11,393 from 2017 to 2018, Hong Kong’s offices minimum lease commitments of $29,399 from 2017 to 2019.

We will need to raise additional capital through equity or debt financing. However, we cannot be certain that such capital (from SED or third party) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $103,936 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion. In case of the 3% iGalen revenue sharing, revenue is recognized in accordance with ASC 985-605-25.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

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

ITEM 1A.
RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

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

None.

ITEM 6.
EXHIBITS

The following exhibits filed with this Form 10-Q Quarterly Report:

Exhibit Number
Description

3.3
Certificate of Amendment to the Company’s Certificate of Incorporation.
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS
XBRL Instance Document
101.SCH
XBXRL Taxonomy Extension Schema.
101.CAL
XBRL Taxonomy Extension Calculation Linkbase.
101.DEF
XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB
XBRL Taxonomy Extension Label Linkbase
101.PRE
XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTAPP INTERNATIONAL, INC

Date: August 14, 2017	By:	/s/ Lum Kan Fai
Lum Kan Fai
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)