Form 10-K/A
period 2016-12-31
HotApp International, Inc.
filed 2017-11-01
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which the registrant filed with the Securities and Exchange Commission on April 14, 2017 (the “Original 10-K”). This amendment is being filed solely in order to correct Exhibits 31.1 and 31.2 to the Original 10-K, each of which inadvertently omitted certain required information. As no modifications to the Original 10-K are necessary other than amending and restating Exhibits 31.1 and 31.2, the registrant is only amending and restating each of Exhibits 31.1 and 31.2. No other modification or update is otherwise being made to any other disclosure or exhibits to the Original 10-K. This Amendment No. 1 should be read in conjunction with the Original 10-K. Please note that all of the information contained on the cover page of this Amendment No. 1 is as of the date of filing the Original 10-K, and has not been updated for purposes of the filing of this Amendment No. 1.

PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a)(3)
Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTAPP INTERNATIONAL INC

Date: November 1, 2017	By:	/s/ Lum Kan Fai
Lum Kan Fai
Chief Executive Officer

Date: November 1, 2017	By:	/s/ Lui Wai Leung
Lui Wai Leung
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lum Kan Fai	Chief Executive Officer and Director	November 1, 2017
Lum Kan Fai	(Principal Executive Officer)

/s/ Lui Wai Leung	Chief Financial Officer	November 1, 2017
Lui Wai Leung	(Principal Financial and Accounting Officer)

/s/ Chan Heng Fai	Chairman of the Board	November 1, 2017
Chan Heng Fai

/s/ Conn Flanigan	Secretary and Director	November 1, 2017
Conn Flanigan