Form 10-Q
period 2017-09-30
HotApp International, Inc.
filed 2017-11-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2017, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this quarterly report.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
INTERIM FINANCIAL STATEMENTS

HOTAPP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	9/30/17	12/31/16
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$149,766	$102,776
Account receivable	93,936	-
Costs in excess of billings	-	30,332
Prepaid expenses	8,928	4,650
Deposit and other receivable	13,412	19,745
TOTAL CURRENT ASSETS	266,042	157,503

Fixed assets, net	30,462	46,096
TOTAL ASSETS	$296,504	$203,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$216,223	$238,315
Deferred revenue	5,377	-
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	724,422	455,857
TOTAL CURRENT LIABILITIES	953,764	701,914

TOTAL LIABILITIES	953,764	701,914

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 and 13,800,000 issued and outstanding	-	1,380
Common stock, $.0001 par value, 1,000,000,000 and 500,000,000 shares authorized, 506,898,576 and 5,909,687 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	50,690	591
Accumulated other comprehensive loss	(239,238)	(73,330)
Additional paid-in capital	4,604,191	4,202,020
Accumulated deficit	(5,072,903)	(4,628,976)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(657,260)	(498,315)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,504	$203,599

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Revenues:
Project fee	$82,660	$55,887	$186,596	$55,887
	82,660	55,887	186,596	55,887

Cost of revenues	39,222	23,921	55,786	23,921

Gross profit	$43,438	$31,966	$130,810	$31,966

Operating expenses:
Research and product development	$59,242	$56,891	$162,013	$260,778
Sales and marketing	-	(19)	-	(64,654)
Deposits written off	25	-	2,705	-
Depreciation	9,965	11,046	28,032	35,121
Loss on disposal of fixed assets	-	-	131	-
General and administrative	134,510	132,707	522,669	502,990
Total operating expenses	203,742	200,625	715,550	734,235

(Loss) from operations	(160,304)	(168,659)	(584,740)	(702,269)

Other income / expense:
Interest income	-	1	1	2
Foreign exchange (loss) / gain	32,391	8,084	140,812	120,588
Total other income (expenses)	32,391	8,085	140,813	120,590

Loss before taxes	(127,913)	(160,574)	(443,927)	(581,679)
Income tax provision	-	-	-	7,037
Net loss applicable to common shareholders	$(127,913)	$(160,574)	$(443,927)	$(588,716)

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.10)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	5,909,687	214,041,100	5,909,687

Comprehensive Income Loss:
Net loss	$(127,913)	$(160,574)	$(443,927)	$(588,716)
Foreign currency translation gain (loss)	(44,241)	(7,163)	(165,908)	(121,484)
Total comprehensive loss	$(172,154)	$(167,737)	$(609,835)	$(710,200)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(443,927)	$(588,716)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	28,032	35,121
Deposit written off	2,705	-
Loss on disposal of fixed asset	131	-
Foreign exchange transaction gain	(140,812)	(120,588)

Change in operating assets and liabilities:
Costs in excess of billings	30,332	-
Account receivable	(93,936)	-
Security deposit and other receivables	3,628	-
Prepaid expenses	(4,278)	24,750
Accounts payable and accrued expenses	(22,092)	(125,051)
Deferred revenue	5,377	20,632
Accrued taxes payable and franchise fees	-	7,036
Net cash used in operating activities	$(634,840)	$(746,816)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(12,529)	(8,733)
Disposal of fixed assets	-	94,410
Net cash (used in)/provided by investing activities	$(12,529)	$85,677

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from affiliate	719,455	272,850
Net cash provided by financing activities	$719,455	$272,850

NETINCREASE (DECREASE) IN CASH	72,086	(388,289)
Effects of exchange rates on cash	(25,096)	(896)

CASH AND CASH EQUIVALENTS at beginning of period	102,776	495,136
CASH AND CASH EQUIVALENTS at end of period	$149,766	$105,951

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$450,890	$-

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

As of September 30, 2017, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,072,903 and has net working capital deficit of $687,722 at September 30, 2017. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through November 14, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2017. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2017, cash and cash equivalents of the Group include, on an as converted basis to US dollars $70,844, $55,626 and $21,846 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $186,596 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion. In case of the 3% iGalen revenue sharing, revenue is recognized in accordance with ASC 985-605-25. In addition, revenue is recognized in accordance with ASC 606-25 for the new contract obtained during the quarter ended 30 September 2017.

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

For the nine months ended September 30, 2017, the Company recorded other comprehensive loss from translation loss of $165,908 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of September 30, 2017, no shares of preferred stock are eligible for conversion into voting common stock.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is still evaluating the impact of this ASU and expects to adopt this ASU effective July 1, 2018.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017. The adoption of this standard did not have a significant effect on our consolidated financial statements.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3.  FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30,	December 31,
	2017	2016
Computer equipment	$75,610	$69,442
Office equipment	22,353	19,671
Furniture and fixtures	10,488	7,156
	$108,451	$96,269
Less: accumulated depreciation	(77,989)	(50,173)
Fixed assets, net	$30,462	$46,096

Depreciation expenses charged to the consolidated statements of operations for the nine months ended September 30, 2017 and 2016 were $28,032 and $35,121, respectively.

Note 4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Accrued payroll	$172,462	$180,464
Accrued professional fees	31,346	45,612
Other	12,415	12,239
Total	$216,223	$238,315

Note 5.  SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017.  Both share types have a $0.0001 par value.  As of September 30, 2017 and 2016, the Company had issued and outstanding, 506,898,576 and 5,909,687 of common stock, respectively and 0 and 13,800,000 shares of preferred stock, respectively.

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

 Note 6. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,321. The Company was required to put up a security deposit of $4,641. For the nine months ended September 30, 2017, the Company recorded rent expense of $20,467 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,574. The Company was required to put up a security deposit of $5,147. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,265. The Company was required to put up a security deposit of $6,530. For the nine months ended September 30, 2017, the Company recorded rent expense of $31,561 for these offices.

Note 7.  RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2017, the Company has amount due to SeD for US$724,422 and has an amount due from a fellow subsidiary for US$2,209. The Company has made full impairment provision for the amount due from the fellow subsidiary.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017. On March 27, 2017, SeD and the Company entered into a Preferred Stock Cancellation Agreement, by which SeD agreed to cancel its 13,800,000 shares Perpetual Preferred Stock issued by the Company. On June 8, 2017, a Certificate of Retirement for 13,800,000 shares of the Perpetual Preferred Stock has been filed to the office of Secretary of State of the State of Delaware.

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

As of September 30, 2017, details of the Company’s subsidiaries are as follows:

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2017 and 2016

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the three months ended September 30, 2017 and 2016 were $82,660 and $55,887 respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended September 30, 2017 and 2016 were $39,222 and $23,921, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred. We expect our research and development expenses to maintain with moderate changes in line with business activities.  Total research and development expenses for the quarters ended September 30, 2017 and 2016 were $59,242 and $56,891, respectively.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the quarters ended September 30, 2017 and 2016 were $0 and ($19), respectively. The negative ($19) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the quarters ended September 30, 2017 and 2016 were $134,510 and $132,707, respectively.

Other Expense / Income

In the quarters ended September 30, 2017 and 2016, we have incurred $9,965 and $11,046 for depreciation, $25 and $0 for the deposits written off. In the quarters ended September 30, 2017 and 2016, we have incurred $32,391 and $8,084 in foreign exchange gain, and $0 and $1 in interest income.

 For the unaudited nine months period ending September 30, 2017 and 2016

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the nine months ended September 30, 2017 and 2016 were $186,596 and $55,887 respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the nine months ended September 30, 2017 and 2016 were $55,786 and $23,921, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits.   Expenditures incurred during the research phase are expensed as incurred.  Total research and development for the nine months ended September 30, 2017 and 2016 were $162,013 and $260,778, respectively.  The decrease was mainly due to the reduction of development staff and facilities and system expenses which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to maintain with moderate changes in line with business activities. Total sales and marketing expenses for the nine months ended September 30, 2017 and 2016 were $0 and ($64,654), respectively. The negative ($64,654) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense.  We expect our general and administrative expenses to maintain with moderate changes in line with business activities.  Total general and administrative expenses for the nine months ended September 30, 2017 and 2016 were $522,669 and $502,990, respectively.

Other Expense / Income

In the nine months ended September 30, 2017 and 2016, we have incurred $28,032 and $35,121 for depreciation, $2,705 and $0 for the deposits written off, and $131 and $0 for loss on disposal of fixed assets. In the nine months ended September 30, 2017 and 2016, we have incurred $140,812 and $120,588 in foreign exchange gain, and $1 and $2 in interest income.

Liquidity and Capital Resources

At September 30, 2017, we had cash of $149,766 and working capital deficit of $687,722. Cash had increased during the nine months ended September 30, 2017 primarily due to the receipt of payment for the revenue earned.

We had a total stockholders’ deficit of $657,260 and an accumulated deficit of $5,072,903 as of September 30, 2017 compared with a total stockholders’ deficit of $498,315 and an accumulated deficit of $4,628,976 as of December 31, 2016. This difference is primarily due to the net loss incurred during the period and the issuance of 500,988,889 shares of common stock by debt conversion.

For the nine months ended September 30, 2017, we recorded a net loss of $443,927.

We had net cash used in operating activities of $634,840 for the nine months ended September 30, 2017. We made a positive adjustment of $28,032 due to depreciation, a positive adjustment of $2,705 due to deposits written off, a positive adjustment of $131 due to loss on disposal of fixed asset, and a negative adjustment of $140,812 due to foreign currency transaction gain. We had a positive change of $30,332 due to costs in excess of billings and a negative change of $93,936 due to account receivable, a positive change of $3,628 due to security deposit and other receivables, and a negative change of $4,278 due to prepaid expenses. We had a negative change of $22,092 due to accounts payable and accrued expenses and a positive change of $5,377 due to deferred revenue.
For the nine months ended September 30, 2016, we recorded a net loss of $588,716.

We had net cash used in operating activities of $746,816 for the nine months ended September 30, 2016. We made a positive adjustment of $35,121 due to depreciation and a negative adjustment of $120,588 due to foreign currency transaction gain. We had a positive change of $24,750 due to prepaid expenses and a positive change of $7,036 due to accrued taxes payable and franchise fees. We had a negative change of $125,051 due to accounts payable and accrued expenses and a positive change of $20,632 due to deferred revenue.

For the nine months ended September 30, 2017, we spent $12,529 on the acquisition of fixed assets, resulting in net cash used in investing activities of $12,529 for the period.

For the nine months ended September 30, 2016, we spent $8,733 on the acquisition of fixed assets and received $94,410 on the disposal of fixed assets, resulting in net cash provided by investing activities of $85,677 for the period.

For the nine months ended September 30, 2017, we had net cash provided by financial activities of $719,455 due to advances from an affiliate amounting to $719,455.

For the nine months ended September 30, 2016, we had net cash provided by financial activities of $272,850 due to advances from an affiliate amounting to $272,850.

As of September 30, 2017, we have fixed operating office lease agreements for Guangzhou’s office amounting to $11,604 from 2017 to 2018, Hong Kong’s offices minimum lease commitments of $19,588 from 2017 to 2019.

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

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Group currently has $186,596 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting due to the significant software production required, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion. In case of the 3% iGalen revenue sharing, revenue is recognized in accordance with ASC 985-605-25. In addition, revenue is recognized in accordance with ASC 606-25 for the new contract obtained during the quarter ended 30 September 2017.

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

For the nine months ended September 30, 2017, the Company recorded other comprehensive loss from translation loss of $165,908 in the consolidated financial statements.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

The following exhibits filed with this Form 10-Q Quarterly Report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBXRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTAPP INTERNATIONAL, INC

Date: November 14, 2017	By:	/s/ Lum Kan Fai
Lum Kan Fai
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)