Form 10-K
period 2017-12-31
HotApp Blockchain Inc.
filed 2018-04-02
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

333-194748
Commission file number

HotApp Blockchain Inc.
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
Yes □ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes □ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes □ No □

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter    □                                                                Accelerated filter      □

Non-accelerated filter  □ (Do not check if a smaller reporting company)   Smaller reporting company     ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2017; as of June 30, 2017, 108,000 shares were held by non-affiliates, which had been sold to such non-affiliates for total proceeds of $5,400.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of April 2, 2018, there were 506,898,576 shares outstanding of the registrant’s common stock $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

-None

Throughout this Report on Form 10-K, the terms “Company,” “we,” “us” and “our” refer to HotApp Blockchain Inc., and “our board of directors” refers to the board of directors of HotApp Blockchain Inc.

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

PART I

Item 1. Business.

Business Description

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (“HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant to the Purchase Agreement, the Company issued SeD 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 6 to the Financial Statements for a further description.

As of December 31, 2017, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
Crypto Exchange Pte. Ltd., formerly HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year. With the restructuring efforts in 2016, HotApp has reduced its expense runway significantly and had revamped its business model and technology platform to focus on business-to-business (“B2B”) services, built around enterprise communications and workflow. Its product line will target these industries: (i) network and direct marketing; (ii) enterprise Voice-over-IP; (iii) enterprise messaging; and (iv) e-commerce. This strategic shift is intended to create commercial value with a sharper focus.

Our Business

HotApp Blockchain Inc. is a software development service and project management company specializing in Voice over IP (VoIP), enterprise messaging, eCommerce and we recently moved up our technology coverage into blockchain platform architecture and systems development.

Through previous project management, HotApp Blockchain Inc. has built a number of reusable application modules and framework. These properties will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform users can discover and build their own communities and create valuable content. Our platform tools empower these communities to share their thoughts and words across multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. Enterprises in turn enhance user experience with premium contents, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Trends in the Market and Our Opportunity

2017 has been a fast changing year in technology, the embracing of digital strategy for traditional business has been well recognized and realized, resulting in high demand in enterprise messaging and collaboration services. According to a November 2016 forecast by eMarketer, a leading research company for digital business professionals, more than one-quarter of the world’s population will be using mobile messaging apps by 2019. eMarketer also projected that mobile phone messaging apps would be used by more than 1.4 billion people in 2016, an increase of almost 16% from 2015. The Asia-Pacific region is home to more than 50% of all chat app users worldwide, with more than 805 million consumers in 2016.

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

On the other hand, a new wave of fund raising exercise has emerged - Initial Coin Offerings (ICOs). ICOs exploded onto the scene in 2017, going from a relatively unknown fundraising method used in the blockchain community, to raising over $4 billion in 2017. ICOs have allowed blockchain startups to crowdfund their projects through the blockchain by issuing digital tokens, which the user can then trade, spend, and use within the blockchain platform. There is a huge demand in ICO technology consulting from startups and traditional business using smart contract and token creation to launch new business activities. (Source ICOdata: https://www.icodata.io/stats/2017).

Based upon the above trends, we believe significant opportunities exist for:

●
Enterprises deploying messaging platform to effectively engage different stakeholders.
●
Continuing growth in demand for over the top ("OTT") Services encapsulated within a single mobile app with a clear intent and objectives fulfilling the communication need for specific communities and industries.
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
●
Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
●
The ICO wave in Asia demands technology service from HotApp Blockchain Inc. to support in the area of System Architecture and business modeling, there is an immediate opportunity to position HotApp Blockchain Inc. as a technology consultant for the organization which plan for ICO initiatives.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●
Position HotApp as an open platform to be ready for integration with third party technology partnerships such as eCommerce, ePayment and cryptocurrency integration.
●
Engage Mobile App Integration Opportunities for Enterprises globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support. Powered by HotApp, is a business initiative from HotApp International Limited, that offers modules in HotApp technology for service and customization, targeting vertical industry such as Hospitality and Real Estate Agencies.
●
Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support.
●
Position HotApp as the technology consultant and project manager for ICO initiatives in Asia.
●
Expand the service portfolio to blockchain / smart contract design and implementation.

In 2017, we have taken the following steps to implement our business plan:

●
Revamp HotApp into modular Software Development Kit (SDK) to open up HotApp architecture for 3rd party technology partner integration.
●
In progress to develop HotApp Enterprise and secure messaging function.
●
Equipped 3 out of 7 of our developers with blockchain programming and architecture skill.

Achieved and Target Milestones

In 2017, we have achieved the following milestones:

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
●
Revamped HotApp platform reusable framework allowing quick roll out of new business solutions.

Over the next twelve months we plan to:

●
Move up the technology offering into blockchain related technical services and consulting; 3 out of 7 of our developers will be dedicated to blockchain related technologies.
●
Development of white label solutions for network marketing and franchising business.
●
Further explore new technology and commercialization strategic alliances.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●
White label of Network Marketing Solutions.
●
Integration Services for Enterprises.
●
Blockchain related consulting services.
●
Selected contract development services.

Our Competition and Industries We Operate In

With the focus as a service provider, our competitiveness is strengthened by:

●
Strengthening the methodology for project management and development through continuous improvement through project engagement.
●
Understanding the industry’s need, such as Network Marketing, Hospitality, Supply Chain and Engineering Services.
●
Sharpening technology focus and continuous moving up to new area such as blockchain.
●
Continuing to develop talent and skill within the organization and hiring of best developers and business consulting.
●
Closely monitoring the cryptocurrency and ICO market situation.
●
Operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●
Raise additional funding for the continuous development of our technology and project and to pursue our business strategy.
●
Maintain the trusted status of our ecosystem.
●
Grow and maintain our high value user base, enhance User engagement and create value services for communities and enterprises.
●
Market and profit from our service offerings, monetize our user base and achieve profitability.
●
Keep up with technological developments and evolving user expectations.
●
Effectively manage our growth and control our costs and expenses.
●
Address privacy and security concerns relating to our services and the use of user information.
●
Identify a management team with owner mentality and proven track record.
●
Changing market behavior for those using competitive platform.
●
Changes in regulations from various government in the world for ICO and cryptocurrency related activities.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●
Understanding local market needs - Establish brand presence for local enterprises and communities based on the established HotApp Platform.
●
Ready to deploy Platform - Our “Powered by HotApp” initiative creates unique value proposition for HotApp clients and community by integrating best-of-breed technology and defining clear business/ commercialization model for go-to-market.
●
Thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines.
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

Key aspects or strengths of our technology include:

●
Scalable infrastructure.
●
Modular design to add on and modify individual HotApp offering.
●
Quick adaptation to third party services, such as payment and loyalty program.
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

Employees and Employment Agreements

At the beginning of 2017, we had 17 employees. We had 8 employees at the end of 2017, resulting from the streamlining and restructuring of the Company. We expect to maintain our headcounts at current levels with moderate increases in line with business activities for the foreseeable future and if our financing permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

The Company hired Mr. Lum Kan Fai on June 1, 2015 and Mr. Lum has served as a member of the Company’s Board of Directors and as the Company’s Chief Technology Officer (CTO) since June 14, 2015. On June 21, 2017, the Company appointed Mr. Lum as the Company’s Chief Executive Officer (CEO) and President, and Mr. Lum resigned as CTO. Effective as of December 1, 2017, Mr. Lum voluntarily resigned as CEO and President of the Company. Mr. Lum has been appointed as Vice Chairman of the Company’s Board of Directors.

Mr. Lee Wang Kei joined the Company as a System Architect since August of 2015, and has served as the Company’s CTO since June 21, 2017. Effective as of December 1, 2017, the Company appointed Mr. Lee as the Company’s CEO. Mr. Lee will continue to serve as CTO while serving as CEO.

At the present time, Mr. Lee has an employment agreement with the Company’s subsidiary HotApp International Limited in Hong Kong, but has no employment agreement with the Company. Pursuant to his current agreement, Mr. Lee is presently paid HK$25,000 (approximately U.S. $3,200) per month and is eligible for a bonus based on performance.

Insurance

We do not maintain property insurance, business interruption insurance or general third-party liability insurance, nor do we maintain product liability or key-man insurance.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the following factors and other information before deciding to invest in our Company. If any of the following risks occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Our business is subject to numerous risk factors, including the following:

RISKS RELATED TO OUR FINANCIAL CONDITION

There is substantial doubt about the company’s ability to continue as a going concern.

The report of Rosenberg Rich Baker Berman & Company, P.A., our independent registered public accounting firm, with respect to our financial statements at December 31, 2017 contains an explanatory paragraph as to our potential inability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements for the year ended December 31, 2017 contained herein, we have incurred net losses, net cash used in operating activities and have working capital deficit of $784,418 at December 31, 2017. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our initial operational results with respect to user acceptance of our HotApp product, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

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

The market situation in relationship to cryptocurrency and ICOs is dynamic.

While the company recognizes the potential of blockchain technology in relationship to ICO projects, ICOs are currently vulnerable to misrepresentation, fraud and manipulation. ICOs may also be structured in such a way that they are not subject to supervision by the AFM. In addition, due to their unregulated status and the anonymous nature of the transactions involved, ICOs are attractive for the laundering of money obtained by criminal means. The current hype surrounding cryptocurrencies and ICOs may involve to these risks. Because of these risks, there is a strong possibility that regulators will make policies to control the risk that might affect the opportunities and acceptance of ICOs and the related technology services.

We are a development stage company and we may never generate significant revenues which could cause our business to fail.

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net losses of $5,126,964 and has net working capital deficit of $784,418 at December 31, 2017. We expect to operate with net losses for the next financial year-ending December 31, 2018 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

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

With the change in market place, our management team had been closely monitoring the human resources requirement to ensure balance of resources in development and marketing. We have reduced our headcounts from 17 at December 31, 2016 to 8 as at the end of 2017. We expect to maintain current headcount levels with moderate increases in line with business activities for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with users, marketers, developers, and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of our key personnel, including Mr. Chan Heng Fai, Mr. Lum Kan Fai and Mr. Lee Wang Kei. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business.

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

We may incur significant costs associated with our public company reporting requirements, costs associated corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $50,000 per year, consisting of $10,000 in legal, $35,000 in audit and $5,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We may not be able to cover these costs from our operations and may need to raise or borrow additional funds.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

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

Singapore eDevelopment Limited beneficially owns approximately 99.979% of the outstanding common stock as of the date of this filing. Through this ownership, the shareholder has the ability to substantially influence the board, management, policies, and business operations.   In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.   Because of the shareholdings of the shareholder may cause the company to engage in business combinations without having to seeking shareholder approval.

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

A key element to our continued growth is the ability of our users (whom we define as anyone who download and use) in all geographies to access our services and solutions within acceptable load times. We may, in the future, experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. If our services are unavailable when users attempt to access them as quickly as users expect, users may seek other services to obtain the information for which they are looking, and may not return to our use our services as often in the future, or at all. This would negatively impact our ability to attract users and increase engagement of our users. We expect to continue to make significant investments to maintain and improve mobile application performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

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

In addition, we could be subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with the applicable credit card association operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them. In addition, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us. Any of these developments could harm our business and financial results.

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

We will rely upon third party providers to host our number of our servers and provide telecommunication connections. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

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

On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this 10-K, the Company has not had any trading in its stock. The Company’s stock symbol has been changed to HTBC to reflect the Company’s new name.

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
●
announcements of acquisitions;
●
additions or departures of our key personnel; and
●
sales of our common stock.

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

We have not yet adopted any corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included additional independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, may be limited because we conduct substantially all of our operations in China and our CEO, CFO and Executive Chairman reside outside the United States.

We conduct substantially all of our operations in China. Our CEO, CFO and Executive Chairman reside outside the United States. As a result, it may be difficult for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against assets or the assets of a directors and officers.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of SeD, the Company’s largest shareholder.

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,373. The Company was required to put up a security deposit of $4,747. For the year ended December 31, 2017, the Company recorded rent expense of $27,500 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,559. The Company was required to put up a security deposit of $5,118. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,263. The Company was required to put up a security deposit of $6,526. For the year ended December 31, 2017, the Company recorded rent expense of $38,713 for these offices.

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

Recent sales of unregistered securities; use of proceeds from registered securities

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

1. our future operating results;
2. our business prospects;
3. any contractual arrangements and relationships with third parties;
4. the dependence of our future success on the general economy;
5. any possible financings; and
6. the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Annual Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of filing of this Annual Report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Background

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant to the Purchase Agreement, the Company issued SED 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 6 for further description.

As of December 31, 2017, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
Crypto Exchange Pte. Ltd., formerly HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The Group has relied significantly on SeD as its principal sources of funding during the year. With the restructuring efforts in 2016, HotApp has reduced its expense runway significantly and had revamped its business model and technology platform to focus on business-to-business (“B2B”) services, built around enterprise communications and workflow. Its product line will target these industries: (i) network and direct marketing; (ii) enterprise Voice-over-IP; (iii) enterprise messaging; and (iv) e-commerce. This strategic shift is intended to create commercial value with a sharper focus.

Our Business

HotApp Blockchain Inc. is a software development service and project management company specializing in Voice over IP (VoIP), enterprise messaging, eCommerce and lately moved up our technology coverage into blockchain platform architecture and systems development.

Through previous project management, HotApp Blockchain Inc. has built a number of reusable application modules and framework. These properties will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform users can discover and build their own communities and create valuable content. Our platform tools empower these communities to share their thoughts and words across multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. Enterprises in turn enhance user experience with premium contents, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Trends in the Market and Our Opportunity

2017 has been a fast-changing year in technology, the embracing of digital strategy for traditional business has been well recognized and realized, resulting in high demand in enterprise messaging and collaboration services. According to a November 2016 forecast by eMarketer, a leading research company for digital business professionals, more than one-quarter of the world’s population will be using mobile messaging apps by 2019. eMarketer also projected that mobile phone messaging apps would be used by more than 1.4 billion people in 2016, an increase of almost 16% from 2015. The Asia-Pacific region is home to more than 50% of all chat app users worldwide, with more than 805 million consumers in 2016.

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

On the other hand, a new wave of fund raising exercise has emerged - Initial Coin Offerings (ICOs). ICOs exploded onto the scene in 2017, going from a relatively unknown fundraising method used in the blockchain community, to raising over $4 billion in 2017. ICOs have allowed blockchain startups to crowdfund their projects through the blockchain by issuing digital tokens, which the user can then trade, spend, and use within the blockchain platform. There is a huge demand in ICO technology consulting from startups and traditional business using smart contract and token creation to launch new business activities. (Source ICOdata: https://www.icodata.io/stats/2017).

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
●
Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
●
The ICO wave in Asia demands technology service from HotApp Blockchain Inc. to support in the area of System Architecture and business modeling, there is an immediate opportunity to position HotApp Blockchain Inc. as a technology consultant for the organization which plan for ICO initiatives.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●
Position HotApp as an open platform to be ready for integration with third party technology partnerships such as eCommerce, ePayment and crytocurrency integration.
●
Engage Mobile App Integration Opportunities for Enterprises globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support. Powered by HotApp, is a business initiative from HotApp International Limited, that offers modules in HotApp technology for service and customization, targeting vertical industry such as Hospitality and Real Estate Agencies.
●
Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support.
●
Position HotApp as the technology consultant and project manager for ICO initiatives in Asia.
●
Expand the service portfolio to blockchain / smart contract design and implementation.

In 2017, we have taken the following steps to implement our business plan:

●
Revamp HotApp into modular Software Development Kit (SDK) to open up HotApp architecture for 3rd party technology partner integration.
●
In progress to develop HotApp Enterprise and secure messaging function.
●
Equipped 3 out of 7 of our developers with blockchain programming and architecture skill.

Achieved and Target Milestones:

In 2017, we have achieved the following milestones:

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
●
Revamped HotApp platform reusable framework allowing quick roll out of new business solution

Over the next twelve months we plan to:

●
Move up the technology offering into blockchain related technical services and consulting; 3 out of 7 of our developers will be dedicated to blockchain related technologies.
●
Develop white label solutions for network marketing and franchising business.
●
Further explore new technology and commercialization strategic alliances.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●
White label of Network Marketing Solutions.
●
Integration Services for Enterprises.
●
Blockchain related consulting services.
●
Selected contract development services.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO
YEAR ENDED DECEMBER 31, 2016

Results of Operations

For the years ended December 31, 2017 and 2016

Revenue

Revenue consists primarily of the service rendered on software projects. Some of projects require significant software production. Total revenue for the year ended December 31, 2017 and 2016 were $247,989 and $151,443 respectively. The significant increase in 2017 was due to a service agreement with iGalen, an affiliate. The agreement has contributed $134,877 revenue in 2017.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the year ended December 31, 2017 and 2016 were $81,516 and $55,213, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. Total research and development for the year ended December 31, 2017 and 2016 were $169,853 and $364,900 respectively. The decrease was due to the reduction of development staff which is in line with the streamlining and restructuring of Company.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of third party professional service providers. We expect our sales and marketing expenses to decrease as we streamline our business. Total sales and marketing expenses for the years ended December 31, 2017 and 2016 were $0 and $(64,666), respectively. The negative ($64,666) was due to a reversal of $65,252 provision for HotApp Credit Points because the program was eliminated.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the years ended December 31, 2017 and 2016 were $668,498 and $666,465.

Other Expense / Income

For the years ended December 2017 and 2016, we have incurred $131 and $8,093 in loss on disposal of fixed assets, $2,722 and $0 on deposit written off. For the years ended December 2017 and 2016, we have incurred $0 and $2,072 on the impairment provision of the amount due from a related party. For the years ended December 2017 and 2016, we have incurred $176,649 and $(60,164) in foreign exchange gain (loss), $4 and $2 in interest income, and $90 and $0 in other sundry income.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $124,739 and working capital deficit of $784,418. Cash had increased during 2017 primarily due to receipt of the revenue earned.

We had a total stockholders’ deficit of $761,481 and an accumulated deficit of $5,126,964 as of December 31, 2017 compared with a total stockholders’ deficit of $498,315 and an accumulated deficit of $4,628,976 as of December 31, 2016. This difference is primarily due to the net loss incurred during the year and the Shareholder’s loan conversion during the year.

For the year ended December 31, 2017, we recorded a net loss of $497,988.

We had net cash used in operating activities of $739,197 for the year ended December 31, 2017. We had a positive change of $30,332 due to costs in excess of billings and a negative change of $107,341 due to accounts receivable. We had a negative change of $2,882 due to prepaid expenses and a positive change of $3,497 due to security deposit and other assets. We had a negative change of $28,228 due to accounts payable and accrued expenses.

For the year ended December 31, 2016, we recorded a net loss of $940,796.

We had net cash used in operating activities of $966,162 for the year ended December 31, 2016. We made a positive adjustment of $37,327 due to depreciation and a positive adjustment of $2,072 due to the provision for impairment of the amount due from a related party. We made a positive adjustment of $8,093 due to loss on disposal of fixed asset and a positive adjustment of $60,164 due to foreign currency transaction loss. We had a negative change of $30,332 due to costs in excess of billings and a positive change of $21,842 due to prepaid expenses. We had a positive change of $9,040 due to security deposit and other assets and a negative change of $141,064 due to accounts payable and accrued expenses. We had a positive change of $7,492 due to accrued taxes and franchise fee.

For the year ended December 31, 2017, we spent $14,181 on the acquisition of fixed assets, resulting in net cash used in investing activities of $14,181 for the year.

For the year ended December 31, 2016, we spent $12,795 on the acquisition of fixed assets and received $113,587 on the disposal of fixed assets, resulting in net cash provided by investing activities of $100,792 for the year.

For the year ended December 31, 2017, we had net cash provided by financial activities of $814,760 due to advances from an affiliate amounting to $814,760.

For the year ended December 31, 2016, we had net cash provided by financial activities of $453,785 due to advances from an affiliate amounting to $453,785.

As of December 31, 2017, we have fixed operating office lease agreements for Guangzhou’s office amounting to US$11,867 in 2018 and Hong Kong’s office amounting to US$9,789 in 2018.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from SeD or third parties) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company currently has $247,989 revenue from its services rendered on projects and plans to derive its revenue from membership subscription services, offering the platform for mobile games developed by third parties and other services, including the use of the paid emoticons and mobile marketing services. Revenue is currently recognized under contract accounting when the agreement requires significant software production, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from cost incurred, and management reviews progress-to-completion. In case of the 3% iGalen revenue sharing, the arrangement has met all of the four criteria for ASC 985-605-25-3 and revenue is recognized accordingly. Persuasive evidence of an arrangement exists as written agreement has been signed, delivery has occurred as iGalen has access to the software, the fee is determinable, and collectability is probable.

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

Off –Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of HotApp Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HotApp Blockchain, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses since inception and has net working capital deficit at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman & Company, P.A.

We have served as the Company’s auditor since 2013.

Somerset, NJ 08873

March 29, 2018

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	12/31/17	12/31/16
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124,739	$102,776
Accounts receivable-related party	89,427	-
Accounts receivable-other	17,914	-
Costs in excess of billings	-	30,332
Prepaid expenses	7,532	4,650
Deposits	13,526	19,745
TOTAL CURRENT ASSETS	253,138	157,503

Fixed assets, net	22,937	46,096
TOTAL ASSETS	$276,075	$203,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$204,707	$238,315
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	825,107	455,857
TOTAL CURRENT LIABILITIES	1,037,556	701,914

TOTAL LIABILITIES	1,037,556	701,914

COMMITMENTS AND CONTINGENIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 and 13,800,000 issued and outstanding	-	1,380
Common stock, $.0001 par value, 1,000,000,000 and 500,000,000 shares authorized, 506,898,576 and 5,909,687 shares issued and outstanding, as of December 31, 2017 and 2016, respectively	50,690	591
Accumulated other comprehensive income (loss)	(289,398)	(73,330)
Additional paid-in capital	4,604,191	4,202,020
Accumulated deficit	(5,126,964)	(4,628,976)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(761,481)	(498,315)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,075	$203,599

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,
	2017	2016
Revenues:
Service fee revenue-related party	134,877	-
Project fees	$113,112	$151,443
	247,989	151,443

Cost of revenues	81,516	55,213

Gross profit	$166,473	$96,230

Operating expenses:
Research and product development	169,853	364,900
Sales and marketing	-	(64,666)
General and administrative	668,498	666,465
Total operating expenses	838,351	966,699

Loss from operations	(671,878)	(870,469)

Other income (expenses):
Other income	90	-
Interest income	4	2
Deposit written off	(2,722)	-
Impairment on amount due from a related company	-	(2,072)
Loss on disposal of fixed assets	(131)	(8,093)
Foreign exchange gain (loss)	176,649	(60,164)
Total other income	173,890	(70,327)

Loss before taxes	(497,988)	(940,796)
Income tax provision	-	-
Net loss applicable to common shareholders	$(497,988)	$(940,796)

Net loss per share - basic and diluted	$(0.00)	$(0.16)

Weighted number of shares outstanding -
Basic and diluted	288,060,023	5,909,687

Comprehensive Income Loss:
Net loss	$(497,988)	$(940,796)
Foreign currency translation gain (loss)	(216,068)	79,389
Total comprehensive loss	$(714,056)	$(861,407)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2016 TO DECEMBER 31, 2017

	Preferred Stock		Common		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2015	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(152,719)	$(3,688,180)	$363,092
Net loss for period							(940,796)	(940,796)
Foreign currency translation adjustment						79,389	-	79,389

Balance December 31, 2016	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(73,330)	$(4,628,976)	$(498,315)
Cancellation of preferred stock	(13,800,000)	(1,380)			1,380			-
Issuance of common stock (Debt Conversion)			500,988,889	50,099	400,791			450,890
Net loss for period							(497,988)	(497,988)
Foreign currency translation adjustment						(216,068)	-	(216,068)

Balance December 31, 2017	-	$-	506,898,576	$50,690	$4,604,191	$(289,398)	$(5,126,964)	$(761,481)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(497,988)	$(940,796)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation	37,209	37,327
Provision for impairment of amount due from related party	-	2,072
Deposit written off	2,722	-
Loss on disposal of fixed asset	131	8,093
Foreign exchange (gain)/loss	(176,649)	60,164

Change in operating assets and liabilities:
Costs in excess of billings	30,332	(30,332)
Accounts receivable	(107,341)	-
Prepaid expenses	(2,882)	21,842
Security deposit and other assets	3,497	9,040
Accounts payable and accrued expenses	(28,228)	(141,064)
Accrued taxes payable and franchise fees	-	7,492
Net cash used in operating activities	$(739,197)	$(966,162)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(14,181)	(12,795)
Proceeds from disposal of fixed assets	-	113,587
Net cash provided by (used in) investing activities	$(14,181)	$100,792

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from affiliate	814,760	453,785
Net cash provided by financing activities	$814,760	$453,785

NET INCREASE/(DECREASE) IN CASH	61,382	(411,585)
Effects of exchange rates on cash	(39,419)	19,225

CASH AND CASH EQUIVALENTS at beginning of period	102,776	495,136
CASH AND CASH EQUIVALENTS at end of period	$124,739	$102,776

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$450,890	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hotapp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). HotApp can be used on any mobile platform (i.e. IOS Online or Android).

Pursuant to the Purchase Agreement, the Company issued SeD 1,000,000 shares of common stock and 13,800,000 shares of newly created convertible preferred stock. See Note 6 for further description.

As of December 31, 2017, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
2nd Tier Subsidiaries:
Crypto Exchange Pte. Ltd., formerly HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,126,964 and has net working capital deficit of $784,418 at December 31, 2017. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through April 2, 2019. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operations through 2018. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Basis of consolidation

The consolidated financial statements of the Group include the financial statements of Hotapp Blockchain Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31, 2017, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $80,410, $29,701 and $13,237, in Hong Kong Dollars (“HK$”), Renminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Concentration of credit risk

Financial instruments that potentially expose the Group to concentration of credit risk consist primarily of cash and cash equivalents. The Group places their cash with financial institutions with high-credit ratings and quality. The Group also expose to credit risk due to its concentration for customers with revenue in excess of 10%.

Fixed assets, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	3 years
Computer equipment	3 years
Furniture and fixtures	3 years
Motor vehicles	10 years

Fair value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company currently has $247,989 revenue from its services rendered on projects, and plans to derive its revenue from membership subscription services, offering the platform for Enterprise Collaboration with integration. Revenue is currently recognized under contract accounting when the agreement requires significant software production, and the percentage-of-completion method is used in accordance with ASC 605-35. The Company is recognizing the percentage-of-completion based on input measures that measured directly from expenses incurred, and management reviews the progress to completion. In case of the 3% iGalen revenue sharing, the arrangement has met all of the four criteria for ASC 985-605-25-3 and revenue is recognized accordingly. Persuasive evidence of an arrangement exists as written agreement has been signed, delivery has occurred as iGalen has access to the software, the fee is determinable, and collectability is probable.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2017 or 2016, respectively.

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

For the year ended December 31, 2017, the Company recorded other comprehensive loss from a translation loss of $216,068 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of December 31, 2017, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of December 31,
	2017	2016
Computer equipment	$76,662	$69,442
Office equipment	22,843	19,671
Furniture and fixtures	10,599	7,156
	$110,104	$96,269
Less: accumulated depreciation	(87,167)	(50,173)
Fixed assets, net	$22,937	$46,096

Depreciation expense for the years ended December 31, 2017 and 2016 was $37,209 and 37,327, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2017	2016
Accrued payroll	$170,915	$180,464
Accrued professional fees	20,666	45,612
Other	13,126	12,239
Total	$204,707	$238,315

Note 5. INCOME TAXES

The provision for income taxes for the years ended December 31, 2017 and 2016, was as follows:

	Year Ended December 31,
	2017			2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$241,776	$(739,764)	$(497,988)	$(195,199)	$(745,597)	$(940,796)
Income tax at statutory rate	50,773	(140,963)	(90,190)	(68,320)	(161,083)	(229,403)
Items not taxable for tax purposes	(63,173)	(483)	(63,656)	-	-	-
Items not deductible for tax purposes	-	24,833	24,833	29,400	-	29,400
Change in valuation allowance	12,400	116,613	129,013	38,920	161,083	200,003
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets/(liabilities):
Operating loss carry forwards	147,585	804,339	951,924	225,308	686,396	911,704
Unrealized exchange (gain)/loss	(63,173)	24,833	(38,340)	29,400	-	29,400
Total deferred assets	$84,412	$829,172	$913,584	$254,708	$686,396	$941,104
Less: valuation allowance	(84,412)	$(829,172)	$(913,584)	$(254,708)	$(686,396)	$(941,104)
Total net deferred tax assets	$-	$-	$-	$-	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result, the Company’s income tax expense for the year ended December 31, 2017 includes tax expense from the re-measurement of deferred assets and liabilities totaling $97,830.

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2017, the Company had approximately $4,498,407 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2016, 2015 and 2014 are still subject to examination by the taxing authorities.

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2017 and 2016, the Company had issued and outstanding, 506,898,576 and 5,909,687 of common stock, respectively and 0 and 13,800,000 shares of preferred stock, respectively.

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

Note 7. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,373. The Company was required to put up a security deposit of $4,747. For the year ended December 31, 2017, the Company recorded rent expense of $27,500 for Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,559. The Company was required to put up a security deposit of $5,118. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,263. The Company was required to put up a security deposit of $6,526. For the year ended December 31, 2017, the Company recorded rent expense of $38,713 for this office.

The following is a schedule by year of future minimum lease payments under non-cancellable operating leases:

2018	$19,893
2019	-
Total	$19,893

Note 8. RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2017, the Company has amount due to SeD for $819,727, plus an amount due to a director of $5,380 and has an amount due from an affiliate for US$2,072. The Company has made full impairment provision for the amount due from the affiliate.

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

During the year, the Group has revenue amounting to US$134,877 from iGalen, an affiliate by common ownership, and the account receivable as of December 31, 2017 included a trade receivable from that affiliate amounting to US$89,427.

Note 9. SUBSEQUENT EVENT

HotApp Blockchain Inc. (the “Company”) is launching a new enterprise and expanding its activities to include the development and commercialization of Blockchain related technologies and ICO Technology Consulting in addition to the previous activities of the Company. The initial services to be offered include ICO white paper development, blockchain architecture design and smart contract design, website development and technology consulting services.

On February 1, 2018, the Company announced its plans to create two new cryptocurrency exchange platforms, one in Asia and one in the United States. Accordingly, the Company has created a new wholly-owned subsidiary, Crypto Exchange Inc., which is intended to conduct such operations. This new plan is currently in the development stage, as the Company identifies and enters into agreements with appropriate new employees, consultants and partners to assist the Company in achieving its goals. The Company intends to provide additional information to the public as such plan is further developed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2017 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	73	Executive Chairman of the Board
Conn Flanigan	49	Director, Secretary
Lum Kan Fai	55	Vice Chairman of the Board
Sanjib Kalita	45	Director
Lee Wang Kei	27	Chief Executive Officer, Chief Technology Officer
Lui Wai Leung Alan	47	Chief Financial Officer

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

Business Experience

Mr. Chan has served as a Director since October 23, 2014 and as the Executive Chairman of the Company’s Board of Directors since December 1, 2017. Mr. Chan previously served as the Company’s Chief Executive Officer from December 31, 2014 until June 21, 2017. Mr. Chan has served as a member of the Board of Directors of SeD Intelligent Home Inc. since January 10, 2017, and has served as Co-Chief Executive Officer of SeD Intelligent Home since December 29, 2017. Mr. Chan is an expert in banking and finance, with years of experience in these industries. He has also restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan serves as the CEO of Singapore eDevelopment, a limited company listed on the Catalist of the Singapore Exchange Securities Trading Limited. Singapore eDevelopment is a diversified holding company. He was appointed director of Singapore eDevelopment on March 1, 2014. He is also Non-Executive Director of ASX-listed bio-technology company Holista Colltech Ltd, a position he has held since July of 2013. From September of 1992 until July of 2015, Mr. Chan also served as Managing Chairman of HKSE-listed Heng Fai Enterprises Limited, a holding company now known as ZH International Holdings, Ltd. He also served as director of Global Medical REIT Inc. (NYSE: GMRE) from December of 2013 until July of 2015 and as director of American Housing REIT Inc. from October of 2013 to July of 2015. Mr. Chan was also formerly (i) the Managing Director of SGX Catalist-listed SingHaiyi Group Ltd from November of 2003 until September of 2013, which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than S$10 million into a property trading and investment company and finally to a property development company with net asset value over S$150 million before Mr. Chan ceded controlling interest in late 2012; (ii) the Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on SEHK which, under his direction, was restructured to become one of a few large participants in the investment in and operation of city gas pipeline infrastructure in China; (iii) a director of Global Med Technologies, Inc., a medical company listed on NASDAQ engaged in the design, development, marketing and support information for management software products for healthcare-related facilities; (iv) a director of Skywest Ltd, an ASX-listed airline company; and (v) the Chairman and Director of American Pacific Bank.

Director Qualifications of Chan Heng Fai:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Mr. Flanigan has served a director of the Company since October 23, 2014 and as legal counsel and secretary since December 31, 2014.

Mr. Flanigan is a practicing attorney specializing in corporate, real estate, and securities law. Mr. Flanigan is a legal advisor to Singapore eDevelopment and has served as officer and director to several US subsidiaries of Singapore eDevelopment. Mr. Flanigan served as the Chief Executive Officer of SeD Intelligent Home Inc. from December of 2013 until December of 2017. Mr. Flanigan remains as a member of the Board of Directors of SeD Intelligent Home Inc. and certain of its subsidiaries, a position he has held since December of 2013. Mr. Flanigan served as the Secretary and General Counsel for Global Medical REIT Inc. (NYSE:GMRE) from December 2013 to May 2017. From September 4, 2013 to May 2017, Mr. Flanigan also served as General Counsel and Secretary, and as a director, of American Housing REIT Inc. Mr. Flanigan served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 23, 2017 until May 12, 2017. From February 2000 until May 2017, Mr. Flanigan was employed as General Counsel by subsidiaries of ZH International Holdings, Ltd., including eBanker USA.com, Inc. and ZH USA, LLC. In this role, he served as General Counsel and Secretary for other ZH International Holdings, Ltd. subsidiaries. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College Of Law in 1996.

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Mr. Lum has served as a member of the Company’s Board of Directors and Chief Technology Officer (“CTO”) since June 14, 2015. On June 21, 2017, the Company appointed Mr. Lum Kan Fai as the Company’s CEO and President, and Mr. Lum resigned as CTO. Effective as of December 1, 2017, Mr. Lum Kan Fai voluntarily resigned as CEO and President of the Company. Mr. Lum has been appointed as Vice Chairman of the Company’s Board of Directors. Mr. Lum was the founder, and since 2009 had served as Chief Executive Officer, of FUNboxx Ltd. From 2007 through 2009, Mr. Lum served as Chief Executive Officer for Vitop Ltd. From 2004 through 2007, he served as Asia-Pacific marketing director and head of the consumer products division of York International (now Johnson Controls). Prior to that, Mr. Lum held senior management positions with Apple and Datacraft Asia. Mr. Lum graduated from the University of Essex (UK) in 1985, first class honor degree in Computer and Communication Engineering.

Director Qualifications of Mr. Lum Kan Fai

The board of directors appointed Mr. Lum in recognition of his extensive knowledge in information technology business and his ability to assist in the Company’s continuous growth. He has over 30 years of technology business experience in multinational corporations.

Mr. Kalita has served as a member of the Company’s Board of Directors since February 20, 2018. Mr. Kalita is presently the Chief Executive Officer of the Guppy Group, a next generation credit bureau built on blockchain technology. Mr. Kalita has held this position since June of 2016. In addition, since April of 2013 Mr. Kalita has worked for and helped build Money 20/20, a leading fintech industry event focusing on disruptive technology in financial technology and payments. His positions at Money 20/20 have included Knowledge Director (from April of 2013 until December of 2014), Head of Marketing (from January of 2015 until August of 2016) and Chief Marketing Officer (since August of 2016). He is also an advisor to multiple startups including MPOWER Financing, an alternative lender for international students studying in the USA, and Impact Analytics, which provides advanced analytics and data services for the retail industry. Mr. Kalita is also a Member of the Advisory Board to the SXSW Accelerator. Previously, Mr. Kalita served in business development for Google Wallet from April 2012 to April 2013. Prior to that position, Mr. Kalita was involved with several successful startups including TxVia, a payment platform building technology company acquired by Google in 2012, and Irynsoft, a mobile education app company. Mr. Kalita has also worked for Intel and Citibank. Mr. Kalita has an M.B.A. from the Kellogg School of Management, as well as a B.S. and M.Eng. from Cornell University where he majored in Electrical Engineering.

Director Qualifications of Sanjib Kalita:

Mr. Kalita’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding financial technology and payments.

Mr. Lee Wang Kei has served as the Company’s CTO since June 21, 2017. Effective as of December 1, 2017, the Company appointed Mr. Lee Wang Kei (“Nathan”) as the Company’s CEO. Mr. Lee will continue to serve as CTO while serving as CEO. Mr. Lee has served as a System Architect for the Company since August of 2015, where he has helped lead the Company’s software development, and from April of 2015 to July of 2015, Mr. Lee served as a Consultant to the Company. Prior to joining the Company, Mr. Lee served as Software Project Manager for Appcraft Asia from 2014-2015 and served as Software Architect for myFunboxx from 2012-2014.

At the present time, Mr. Lee has an employment agreement with the Company’s subsidiary HotApp International Limited in Hong Kong, but has no employment agreement with the Company. Pursuant to his current agreement, Mr. Lee is presently paid HK$25,000 (approximately U.S. $3,200) per month and is eligible for a bonus based on performance.

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

Not Applicable.

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

All directors will be reimbursed by us for any accountable expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

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

Director Independence

In light of the relationships between certain members of our Board and our majority shareholder, only one of our directors, Mr. Sanjib Kalita, may be deemed to be independent. Our board of directors has voluntarily adopted the corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors pursuant to Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.

Possible Potential Conflicts

The OTC-QB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

Some members of our management do not work for the Company on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

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

Item 11.
Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2017 and 2016

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2017 and December 31, 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman (on June 21, 2017 resigned as CEO and President, and from December 1, 2017 appointed as Executive Chairman)	2017	--	--	--	--	--
Conn Flanigan, Director, Secretary	2017	--	--	--	--	--
Lum Kan Fai, Director, Vice Chairman (from June 21,2017 appointed as CEO & President and resigned as CTO, and from December 1, 2017 appointed as Vice Chairman and resigned as CEO & President)	2017	96,219	--	--	2,117	98,336
Lee Wang Kei, CEO, CTO (from June 21, 2017 appointed as CTO, and from December 1, 2017 appointed as CEO)	2017	3,688			184	3,872
Lui Wai Leung Alan, CFO	2017	--	--	--	--	--

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Chairman, CEO & President	2016	--	--	--	--	--
Conn Flanigan, Director, Secretary	2016	--	--	--	--	--
Lum Kan Fai, Director, CTO (from June 16, 2015)	2016	112,842	--	--	--	112,842
Chew Sien Lup, CFO (from June 16, 2015 until May 12, 2016)	2016	--	--	--	--	--
Lui Wai Leung Alan, CFO (from May 12, 2016)	2016	--	--	--	--	--

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 2, 2018 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of April 2, 2018, we had 506,898,576 shares of common stock issued and outstanding.

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

Name And Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Singapore eDevelopment Limited (2)	506,790,576	99.979%
Officers and Directors
Chan Heng Fai (3)	506,790,576	99.979%
Conn Flanigan	0	0%
Sanjib Kalita	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (5 persons)
_____________________
(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2) (3)
The address is: 7 Temasek Boulevard #29-01B, Suntec Tower One, Singapore 038987.
Mr. Chan, as the Chief Executive Officer and majority shareholder of Singapore eDevelopment Limited, is deemed to be the beneficial owner of those shares owned by Singapore eDevelopment Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

SeD is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s board of directors, is also the Chief Executive Officer and a member of SeD’s board of directors, as well as the majority shareholder of SeD. Conn Flanigan, another member of the Company’s board of directors, serves in various director and officer positions with subsidiaries of SeD. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of SeD. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

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

On January 25, 2017, the Company entered into an Agreement for Services with iGalen International Inc. (“iGalen”), a company specializing in dietary supplements, to provide iGalen with a mobile enterprise resource planning platform (“Mobile App”) for iGalen’s members. Under the terms of the agreement, iGalen, a U.S.-based network marketing company which is 53% owned by SeD, agreed to share 3% of its entire annual global revenue with the Company for the financial year ending December 31, 2017. In exchange, the Company assumed responsiblity for maintaining and upgrading the Mobile App platform, as well as providing the required cloud infrastructure. The Company agreed to absorb the cost of development of the Mobile App, and agreed not to charge individual members for use of the Mobile App’s standard functions.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31,
	2017	2016
Audit Fees	$37,500	$54,004
Tax Fees	3,500	3,500
Total	$41,000	$57,504

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)
List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholder Equity (Deficit) for the Period January 1, 2016 to December 31, 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

(a)(2)
List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)
Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).
3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.(i) to the Company’s Current Report on Form 8-K filed on December 9, 2014).
3.1.2*	Certificate of Amendment to the Certificate of Incorporation.
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).
3.2.1*	Amended Bylaws.
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

HOTAPP BLOCKCHAIN INC.
Date: April 2, 2018	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	April 2, 2018
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	April 2, 2018
Lui Wai Leung, Alan	(Principal Financial and Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	April 2, 2018
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	April 2, 2018
Lum Kan Fai

/s/ Conn Flanigan	Secretary and Director	April 2, 2018
Conn Flanigan

/s/ Sanjib Kalita	Director	April 2, 2018
Sanjib Kalita