Form 10-Q
period 2018-03-31
HotApp Blockchain Inc.
filed 2018-05-15
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 15, 2018, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

Throughout this Report on Form 10-Q, the terms “Company,” “we,” “us” and “our” refer to HotApp Blockchain Inc., and “our board of directors” refers to the board of directors of HotApp Blockchain, Inc.

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

PART I    FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$74,720	$124,739
Accounts receivable-related parties	112,427	89,427
Accounts receivable-other	-	17,914
Prepaid expenses	4,958	7,532
Deposit and other receivable	13,685	13,526
TOTAL CURRENT ASSETS	205,790	253,138

Fixed assets, net	16,824	22,937
TOTAL ASSETS	$222,614	$276,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$198,755	$204,707
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	907,695	825,107
TOTAL CURRENT LIABILITIES	1,114,192	1,037,556

TOTAL LIABILITIES	1,114,192	1,037,556

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of March 31, 2018 and December 31, 2017	50,690	50,690
Accumulated other comprehensive loss	(348,850)	(289,398)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,197,609)	(5,126,964)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(891,578)	(761,481)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,614	$276,075

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues:
Project fee-related parties	$23,046	$32,272
Project fee-others	4,623	33,906
	27,669	66,178

Cost of revenues	14,404	14,105

Gross profit	$13,265	$52,073

Operating expenses:
Research and product development	$-	$52,662
Deposits written off	-	2,663
Depreciation	8,684	8,636
General and administrative	114,737	187,502
Total operating expenses	123,421	251,463

(Loss) from operations	(110,156)	(199,390)

Other income:
Interest income	1	-
Other sundry income	205	-
Foreign exchange gain	39,305	65,572
Total other income	39,511	65,572

Loss before taxes	(70,645)	(133,818)
Income tax provision	-	-
Net loss applicable to common shareholders	$(70,645)	$(133,818)

Net loss per share - basic and diluted	$(0.00)	$(0.02)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	5,909,687

Comprehensive Income Loss:
Net loss	$(70,645)	$(133,818)
Foreign currency translation gain (loss)	(59,452)	(84,004)
Total comprehensive loss	$(130,097)	$(217,822)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(70,645)	$(133,818)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,684	8,636
Deposit written off	-	2,663
Foreign exchange transaction gain	(39,305)	(65,572)

Change in operating assets and liabilities:
Accounts receivable	(5,086)	(66,033)
Security deposit and other receivable	(159)	(6,796)
Prepaid expenses	2,574	(13,449)
Accounts payable and accrued expenses	(5,853)	(18,239)
Net cash used in operating activities	$(109,790)	$(292,608)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(2,571)	(3,898)
Net cash used in investing activities	$(2,571)	$(3,898)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	82,489	310,307
Net cash provided by financing activities	$82,489	$310,307

NET (DECREASE)/INCREASE IN CASH	(29,872)	13,801
Effects of exchange rates on cash	(20,147)	(18,432)

CASH AND CASH EQUIVALENTS at beginning of period	124,739	102,776
CASH AND CASH EQUIVALENTS at end of period	$74,720	$98,145

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (“HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). Started from a cross platform mobile application that incorporate messaging and eCommerce, HotApp has evolved as a platform Service provider with application framework serving vertical industry such as multilevel Marketing. The messaging and calling services has been terminated in 2017. HotApp can be used on any mobile platform (i.e. IOS Online or Android). On January 1, 2018, the Company’s new subsidiary, Crypto Exchange Inc., issued 1,000 shares of its common stock to the Company.

As of March 31, 2018, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
2nd Tier Subsidiaries:
Crypto Exchange Pte. Ltd., formerly HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of issued share capital in HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,197,609 and has net working capital deficit of $908,402 at March 31, 2018. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through May 15, 2019. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2018. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for the three month periods ended March 31, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2018, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $53,694, $7,047 and $12,738 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Concentration of credit risk

Financial instruments that potentially expose the Group to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by Federal Deposit Insurance Corporation (FDIC), the Group exposes to credit risk due to its concentration of cash in foreign countries. The Group places their cash with financial institutions with high-credit ratings and quality. The Group also exposes to credit risk due to its concentration for customers with revenue in excess of 10%.

Fixed assets, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	3 years
Computer equipment	3 years
Furniture and fixtures	3 years
Motor vehicles	10 years

Fair value

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Revenue recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers below.

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

Disaggregation of Revenue

We generate revenue from the project involving provision of services and software development to customers. In respect to the provision of services, the agreement span over the length of one year with cancellable clause and are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Segments	Provision of Services	Software Development	Total
Primary Geographical Markets
North America	$23,046	$-	$23,046
Asia	-	4,623	4,623
	$23,046	$4,623	$27,669

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$4,623	$4,623
Services transferred over time	23,046	-	23,046
	$23,046	$4,623	$27,669

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $3,092, and the Group will recognize this revenue as the software development is completed, which is expected to occur over the next 3 months.

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

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current based on their characteristics.

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

For the three months ended March 31, 2018, the Company recorded other comprehensive loss from translation loss of $59,452 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of March 31, 2018, no shares of preferred stock are eligible for conversion into voting common stock.

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

Note 3. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	December 31,
	2018	2017
Computer equipment	$78,277	$76,662
Office equipment	23,637	22,843
Furniture and fixtures	10,761	10,599
	$112,675	$110,104
Less: accumulated depreciation	(95,851)	(87,167)
Fixed assets, net	$16,824	$22,937

Depreciation expenses charged to the consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $8,684 and $8,636, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued payroll & benefits	$177,633	$170,915
Accrued professional fees	17,568	20,666
Other	3,554	13,126
Total	$198,755	$204,707

Note 5. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of March 31, 2018 and December 31, 2017, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

Note 6. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,451. The Company was required to put up a security deposit of $4,918. For the three months ended March 31, 2018, the Company recorded rent expense of $7,353 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,574. The Company was required to put up a security deposit of $5,147. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,256. The Company was required to put up a security deposit of $6,499. For the three months ended March 31, 2018, the Company recorded rent expense of $9,768 for the office.

The following is a schedule by years of future minimum lease payments under non-cancellable operating leases:

2018	$6,340
2019	-
Total	$6,340

Note 7. RELATED PARTY BALANCES AND TRANSACTIONS

On March 1, 2018, the Company’s subsidiary HotApp International Ltd. entered into an Outsource Technology Development Agreement (the “Agreement”) with a related party, which may be terminated by either party on 30-days’ notice. Under this agreement, the related party agreed to pay a monthly fee for access to HotApp International Ltd.’s software programmers.

As of March 31, 2018, the Company has amount due to SeD for $902,216, plus an amount due to a director of $5,479 and has an amount due from an affiliate for $2,285. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of March 31, 2018 included a trade receivable from an affiliate by common ownership amounting to $89,427 resulting from the revenue earned from that affiliate during the year 2017, and a trade receivable of $23,000 from a related party resulting from the revenue earned in 2018.

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

Background

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (the “HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (the “HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). Started from a cross platform mobile application that incorporate messaging and eCommerce, HotApp has evolved as a platform Service provider with application framework serving vertical industry such as multilevel Marketing. The messaging and calling services has been terminated in 2017. HotApp can be used on any mobile platform (i.e. IOS Online or Android). On 1 January 2018, the Company’s new subsidiary, Crypto Exchange Inc., has issued 1,000 shares of its common stock to the Company.

As of March 31, 2018, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
2nd Tier Subsidiaries:
Crypto Exchange Pte. Ltd., formerly HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

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

Our Business

HotApp Blockchain Inc. is a software development service and project management company specializing in Voice over IP (VoIP), enterprise messaging and eCommerce. We recently moved up our technology coverage into blockchain platform architecture and systems development.

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

On the other hand, a new wave of fund raising exercise has emerged - Initial Coin Offerings (ICOs), exploded onto the scene in 2017, going from a relatively unknown fundraising method used in the blockchain community, to raising over $4 billion in 2017. ICOs have allowed blockchain startups to crowdfund their projects through the blockchain by issuing digital tokens, which the user can then trade, spend, and use within the blockchain platform. There is a huge demand in ICO technology consulting from startups and traditional business using smart contract and token creation to launch new business activities. (Source ICOdata: https://www.icodata.io/stats/2017)

Based upon the above trends, we believe significant opportunities exist for:

●
Enterprises deploying messaging platform to effectively engage different stakeholders.
●
Continuing growth in demand for over the top (“OTT”) Services encapsulated within a single mobile app with a clear intent and objectives fulfilling the communication need for specific communities and industries.
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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2018 and 2017

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the three months ended March 31, 2018 and 2017 were $27,669 and $66,178, including $23,046 and $32,272 from related parties respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended March 31, 2018 and 2017 were $14,404 and $14,105, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. We expect our research and development expenses to maintain with moderate changes in line with business activities. Total research and development for the quarters ended March 31, 2018 and 2017 were $0 and $52,662, respectively. The decrease was a result from the streamlining and restructuring of Company.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the quarters ended March 31, 2018 and 2017 were $123,421 and $196,138, respectively.

Other Expense / Income

In the quarters ended March 31, 2018 and 2017, we have incurred $39,305 and $65,572 in foreign exchange gain, $0 and $2,663 for the deposits written off, $1 and $0 interest income and $205 and $0 in other sundry income.

Liquidity and Capital Resources

At March 31, 2018, we had cash of $74,720 and working capital deficit of $908,402. Cash had decreased during the three months ended March 31, 2018 primarily due to operating losses incurred during the quarter.

We had a total stockholders’ deficit of $891,578 and an accumulated deficit of $5,197,609 as of March 31, 2018 compared with a total stockholders’ deficit of $761,481 and an accumulated deficit of $5,126,964 as of December 31, 2017. This difference is primarily due to the net loss incurred during the quarter.

For the three months ended March 31, 2018, we recorded a net loss of $70,645.

We had net cash used in operating activities of $109,790 for the three months ended March 31, 2018. We had a negative change of $5,086 due to accounts receivable, a negative change of $159 due to security deposit and other receivables, and a positive change of $2,574 due to prepaid expenses. We had a negative change of $5,853 due to accounts payable and accrued expenses.

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

For the three months ended March 31, 2018, we spent $2,571 on the acquisition of fixed assets, resulting in net cash used in investing activities of $2,571 for the period.

For the three months ended March 31, 2017, we spent $3,898 on the acquisition of fixed assets, resulting in net cash used in investing activities of $3,898 for the period.

For the three months ended March 31, 2018, we had net cash provided by financial activities of $82,489 due to advances from an affiliate.

For the three months ended March 31, 2017, we had net cash provided by financial activities of $310,307 due to advances from an affiliate.

As of March 31, 2018, we have fixed operating office lease agreements for Guangzhou’s office amounting to $3,084 in 2018, Hong Kong’s office minimum lease commitments of $3,256 in 2018.

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

Revenue recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers below.

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

Disaggregation of Revenue

We generate revenue from the project involving provision of services and software development to customers. In respect to the provision of services, the agreement span over the length of one year with cancellable clause and are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Segments	Provision of Services	Software Development	Total
Primary Geographical Markets
North America	$23,046	$-	$23,046
Asia	-	4,623	4,623
	$23,046	$4,623	$27,669

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$4,623	$4,623
Services transferred over time	23,046	-	23,046
	$23,046	$4,623	$27,669

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $3,092, and the Group will recognize this revenue as the software development is completed, which is expected to occur over the next 3 months.

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

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current based on their characteristics.

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

ITEM 1A.    RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

Outsource Technology Development Agreement

On March 1, 2018, the Company’s subsidiary HotApp International Ltd. entered into an Outsource Technology Development Agreement (the “Agreement”) with Document Security Systems, Inc. (“Document Security Systems”), which may be terminated by either party on 30-days’ notice. The purpose of the Agreement is to facilitate Document Security Systems’ development of a software application to be included as part of Document Security Systems’ AuthentiGuard® Technology suite. Under this agreement, Document Security Systems agreed to pay $23,000 per month for access to HotApp International Ltd.’s software programmers. Mr. Chan Heng Fai is a member of the Company’s Board of Directors and, through his control of the Company’s majority shareholder, the beneficial owner of a majority of the Company’s common stock. Mr. Chan is also a member of the Board of Document Security Systems and a shareholder of Document Security Systems.

ITEM 6.    EXHIBITS

The following exhibits filed with this Form 10-Q Quarterly Report:

Exhibit Number	Description
10.1	Outsource Technology Development Agreement, by and between Document Security Systems, Inc. and HotApp International Ltd., dated as of March 1, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBXRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTAPP BLOCKCHAIN INC.

Date: May 15, 2018	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer

Date: May 15, 2018	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer