Form 10-Q
period 2018-06-30
HotApp Blockchain Inc.
filed 2018-07-30
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of July 30, 2018, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I    FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$82,018	$124,739
Accounts receivable-related parties	62,427	89,427
Accounts receivable-other	3,022	17,914
Prepaid expenses	9,061	7,532
Deposit and other receivable	13,404	13,526
TOTAL CURRENT ASSETS	169,932	253,138

Fixed assets, net	13,528	22,937
TOTAL ASSETS	$183,460	$276,075

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$189,013	$204,707
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	952,865	825,107
TOTAL CURRENT LIABILITIES	1,149,620	1,037,556

TOTAL LIABILITIES	1,149,620	1,037,556

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of June 30, 2018 and December 31, 2017	50,690	50,690
Accumulated other comprehensive loss	(220,735)	(289,398)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,400,306)	(5,126,964)
TOTAL STOCKHOLDERS' DEFICIT	(966,160)	(761,481)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$183,460	$276,075

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues:
Project fee-related parties	$69,043	$37,582	$92,089	$69,854
Project fee-others	13,193	176	17,816	34,082
	82,236	37,758	109,905	103,936

Cost of revenues	43,759	2,459	58,163	16,564

Gross profit	$38,477	$35,299	$51,742	$87,372

Operating expenses:
Research and product development	$-	$50,109	$-	$102,771
Deposits written off	-	17	-	2,680
Depreciation	1,738	9,431	10,422	18,067
Loss on disposal of fixed assets	-	131	-	131
General and administrative	154,421	200,657	269,158	388,159
Total operating expenses	156,159	260,345	279,580	511,808

(Loss) from operations	(117,682)	(225,046)	(227,838)	(424,436)

Other income (expenses):
Interest income	6	1	7	1
Other sundry income	135	-	340	-
Foreign exchange gain (loss)	(85,156)	42,849	(45,851)	108,421
Total other income (expenses)	(85,015)	42,850	(45,504)	108,422

Loss before taxes	(202,697)	(182,196)	(273,342)	(316,014)
Income tax provision	-	-	-	-
Net loss applicable to common shareholders	$(202,697)	$(182,196)	$(273,342)	$(316,014)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	122,807,094	506,898,576	64,358,391

Comprehensive Income Loss:
Net loss	$(202,697)	$(182,196)	$(273,342)	$(316,014)
Foreign currency translation gain (loss)	128,115	(37,663)	68,663	(121,667)
Total comprehensive loss	$(74,582)	$(219,859)	$(204,679)	$(437,681)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(273,342)	$(316,014)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,422	18,067
Deposit written off	-	2,680
Loss on disposal of fixed asset	-	131
Foreign exchange transaction loss (gain)	45,851	(108,421)

Change in operating assets and liabilities:
Costs in excess of billings and accounts receivable	41,892	(7,270)
Security deposit and other receivable	122	3,684
Prepaid expenses	(1,529)	(10,337)
Accounts payable and accrued expenses	(15,694)	(32,329)
Net cash used in operating activities	$(192,278)	$(449,809)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed asset	(1,013)	(9,092)
Net cash used in investing activities	$(1,013)	$(9,092)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	127,758	514,091
Net cash provided by financing activities	$127,758	$514,091

NET (DECREASE)/INCREASE IN CASH	(65,533)	55,190
Effects of exchange rates on cash	(22,812)	(13,246)

CASH AND CASH EQUIVALENTS at beginning of period	124,739	102,776
CASH AND CASH EQUIVALENTS at end of period	$82,018	$144,720

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$-	$450,890

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

As of June 30, 2018, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,400,306 and has net working capital deficit of $979,688 at June 30, 2018. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through July 30, 2019. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2018. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for the six month periods ended June 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2018, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $47,228, $14,623 and $19,089 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development to customers. In respect to the provision of services, the agreement span over the length of one year with cancellable clause and are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Segments	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$92,089	$-	$92,089
Asia	-	17,816	17,816
	$92,089	$17,816	$109,905

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$17,816	$17,816
Services transferred over time	92,089	-	92,089
	$92,089	$17,816	$109,905

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $15,308, and the Group will recognize this revenue as the web development is completed, which is expected to occur over the next 3 months.

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

Uncertainties exist with respect to the application of the New EIT Law to our operations, specifically with respect to our tax residency. The New EIT Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their “de facto management bodies” as “establishments that carry on substantial and overall management and control over the operations, personnel, accounting, properties, etc. of the Company.” Because of the uncertainties that have resulted from limited PRC guidance on the issue, it is uncertain whether our legal entities outside the PRC constitute residents under the New EIT Law. If one or more of our legal entities organized outside the PRC were characterized as PRC residents, the impact would adversely affect our results of operations.'

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

For the six months ended June 30, 2018, the Company recorded other comprehensive loss from translation gain of $68,663 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of June 30, 2018, no shares of preferred stock are eligible for conversion into voting common stock.

Recent accounting pronouncements not yet adopted

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated Other Comprehensive Income, or ASU 2018-02, which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. We will adopt ASU 2018-02 on January 1, 2019. The adoption of ASU 2018-02 will result in a reclassification between accumulated other comprehensive income and retained earnings.

Note 3. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30,	December 31,
	2018	2017
Computer equipment	$77,710	$76,662
Office equipment	22,836	22,843
Furniture and fixtures	10,570	10,599
	$111,116	$110,104
Less: accumulated depreciation	(97,588)	(87,167)
Fixed assets, net	$13,528	$22,937

Depreciation expenses charged to the consolidated statements of operations for the six months ended June 30, 2018 and 2017 were $10,422 and $18,067, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued payroll & benefits	$168,608	$170,915
Accrued professional fees	12,655	20,666
Other	7,750	13,126
Total	$189,013	$204,707

Note 5. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of June 30, 2018 and December 31, 2017, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

Note 6. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,421. The Company has renewed the lease agreement for another year until May 29, 2019 with monthly payments of $2,542. The Company was required to put up a security deposit of $4,666. For the six months ended June 30, 2018, the Company recorded rent expense of $14,770 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,574. The Company was required to put up a security deposit of $5,147. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,253. The Company was required to put up a security deposit of $6,501. For the six months ended June 30, 2018, the Company recorded rent expense of $19,518 for the office.

The following is a schedule by years of future minimum lease payments under non-cancellable operating leases:

2018	$15,963
2019	-
Total	$15,963

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

As of June 30, 2018, the Company has amount due to SeD for $947,592, plus an amount due to a director of $5,273 and has an amount due from an affiliate for $2,200. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of June 30, 2018 included a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and a trade receivable of $23,000 from a related party resulting from the revenue earned in 2018.

Note 8. SUBSEQUENT EVENTS

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

As of June 30, 2018, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

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

Our Business

The Company is positioned as a technology platform serving Business to Business (B2B) needs in eCommerce, collaboration and supply chain. The Company has built a number of reusable application modules and framework. These properties will help enterprises and community users to transform their business model in the digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Our platform tools empower these communities to share their thoughts and words across multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. Enterprises in turn enhance user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Trends in the Market and Our Opportunity

Digital and mobile technologies are reshaping the B2B marketplace. We believe that this is not only a technological revolution, but also a paradigm shift in how B2B buyers consume content, make informed buying decisions, and engage with salespeople.
A report by Statista, a leading provider of market and consumer data, on B2B eCommerce in 2017 has estimated $2.3 trillion B2C sales online. For B2B the number of sales is $7.7 trillion with a 234.78% difference. The reasons for the significance of B2B include:

●
The rise of self-service: 57% B2B customers use typical purchase process for accomplishing proactive research online.
●
The simplified ordering experiences: The wholesale customers on B2B portals find simplified interface compared to a number of “bells and whistles” required on the B2C e-commerce sites.

Mobile is increasingly playing a critical role in the B2B customer journey. In fact, 50% of B2B search queries today are made on smartphones. A research report from Boston Consulting Group noted that such figure is expected to grow to 70% by 2020.

Based upon the above trends, we believe significant opportunities exist for:

●
Enterprises deploying mobile platforms to effectively engage different stakeholders.
●
User Experience in Mobile Commerce is one of the critical success factors. HotApp has been able to capitalize our experience in B2C and apply this to the B2B world.
●
Enterprises to increase usage of OTT Services, such as the adoption of Enterprise messaging Apps alongside with the use of email, video and audio conferencing and collaboration through cloud services, as a new medium for different stakeholder engagement including customers, to promote and market their products and services (Collaboration Framework). HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market. White label refers to packaging HotApp solution under brand name of clients with some content being customized only for clients.
●
Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
●
Application of Blockchain technology is no longer confined in the Financial industry. Enterprises are looking to blockchain as a way to address product diversion, counterfeiting and track and trace solutions. These applications become a major building blocks of B2B commerce.

Recent Developments

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

●
Continual focus in Business to Business market
●
Engage Mobile App Integration Opportunities for Enterprises globally through “Powered by HotApp” initiatives, enabling Offline businesses to go On Line (O2O) with HotApp technology support.
●
Identify Strategic Partnership Opportunities globally through “Powered by HotApp” initiatives, enabling Mobile B2B commerce.
●
Position HotApp as the technology consultant and project manager for ICO initiatives in Asia.
●
Expand the service portfolio to blockchain / smart contract design and implementation in supply chain network

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2018 and 2017

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the three months ended June 30, 2018 and 2017 were $82,236 and $37,758, including $69,043 and $37,582 from related parties respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended June 30, 2018 and 2017 were $43,759 and $2,459, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. We expect our research and development expenses to maintain with moderate changes in line with business activities. Total research and development for the three months ended June 30, 2018 and 2017 were $0 and $50,109, respectively. The decrease was a result from the streamlining and restructuring of Company.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended June 30, 2018 and 2017 were $156,159 and $210,219, respectively.

Other (Expense) / Income

In the three months ended June 30, 2018 and 2017, we have incurred $(85,156) and $42,849 in foreign exchange (loss) gain, $0 and $(17) for the deposits written off, $6 and $1 interest income and $135 and $0 in other sundry income.

For the unaudited six months period ending June 30, 2018 and 2017

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the six months ended June 30, 2018 and 2017 were $109,905 and $103,936, including $92,089 and $69,854 from related parties respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the six months ended June 30, 2018 and 2017 were $58,163 and $16,564, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. Total research and development for the six months ended June 30, 2018 and 2017 were $0 and $102,771, respectively. The decrease was a result from the streamlining and restructuring of Company.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the six months ended June 30, 2018 and 2017 were $279,580 and $406,357, respectively.

Other (Expense) / Income

In the six months ended June 30, 2018 and 2017, we have incurred $0 and $(2,680) for the deposits written off, and $(45,851) and $108,421 in foreign exchange (loss) gain, $7 and $1 in interest income and $340 and $0 in other sundry income.

Liquidity and Capital Resources

At June 30, 2018, we had cash of $82,018 and working capital deficit of $979,688. Cash had decreased during the six months ended June 30, 2018 primarily due to operating losses incurred during the quarter.

We had a total stockholders’ deficit of $966,160 and an accumulated deficit of $5,400,306 as of June 30, 2018 compared with a total stockholders’ deficit of $761,481 and an accumulated deficit of $5,126,964 as of December 31, 2017. This difference is primarily due to the net loss incurred during the period.

For the six months ended June 30, 2018, we recorded a net loss of $273,342.

We had net cash used in operating activities of $192,278 for the six months ended June 30, 2018. We had a positive change of $41,892 due to accounts receivable, a positive change of $122 due to security deposit and other receivables, and a negative change of $1,529 due to prepaid expenses. We had a negative change of $15,694 due to accounts payable and accrued expenses.

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

For the six months ended June 30, 2018, we spent $1,013 on the acquisition of fixed assets, resulting in net cash used in investing activities of $1,013 for the period.

For the six months ended June 30, 2017, we spent $9,092 on the acquisition of fixed assets, resulting in net cash used in investing activities of $9,092 for the period.

For the six months ended June 30, 2018, we had net cash provided by financial activities of $127,758 due to advances from an affiliate.

For the six months ended June 30, 2017, we had net cash provided by financial activities of $514,091 due to advances from an affiliate.

As of June 30, 2018, we have fixed operating office lease agreements for Guangzhou’s office amounting to $12,710 in 2018, Hong Kong’s office minimum lease commitments of $3,253 in 2018.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development to customers. In respect to the provision of services, the agreement span over the length of one year with cancellable clause and are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

Segments	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$92,089	$-	$92,089
Asia	-	17,816	17,816
	$92,089	$17,816	$109,905

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$17,816	$17,816
Services transferred over time	92,089	-	92,089
	$92,089	$17,816	$109,905

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $20,410, and the Group will recognize this revenue as the web development is completed, which is expected to occur over the next 3 months.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

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

ITEM 1A.    RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

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

HOTAPP BLOCKCHAIN INC.

Date: July 30, 2018	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2018	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)