Form 10-Q
period 2018-09-30
HotApp Blockchain Inc.
filed 2018-11-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2018, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$66,912	$95,038
Accounts receivable-related parties	39,427	89,427
Accounts receivable-trade	10,220	17,914
Prepaid expenses	3,870	7,532
Deposit and other receivable	8,176	8,189
Current assets of discontinued operations	15,370	35,038
TOTAL CURRENT ASSETS	143,975	253,138

Fixed assets, net	8,313	14,628
Non-current assets of discontinued operations	2,320	8,309
TOTAL ASSETS	$154,608	$276,075

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,713	$33,141
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	987,206	825,107
Current liabilities of discontinued operations	164,485	171,566
TOTAL CURRENT LIABILITIES	1,195,146	1,037,556

TOTAL LIABILITIES	1,195,146	1,037,556

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of September 30, 2018 and December 31, 2017	50,690	50,690
Accumulated other comprehensive loss	(198,836)	(289,398)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,496,583)	(5,126,964)
TOTAL STOCKHOLDERS' DEFICIT	(1,040,538)	(761,481)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,608	$276,075

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues:
Project fee-related parties	$23,018	$33,694	$115,107	$103,548
Project fee-others	10,203	48,538	20,408	38,869
	33,221	82,232	135,515	142,417

Cost of revenues	20,652	39,135	74,111	46,715

Gross profit	$12,569	$43,097	$61,404	$95,702

Operating expenses:
Research and product development	$-	$-	$-	$-
Deposits written off	-	25	-	2,705
Depreciation	2,207	3,954	7,833	9,138
Loss on disposal of fixed assets	-	-	-	131
General and administrative	71,137	123,106	293,161	483,818
Total operating expenses	73,344	127,085	300,994	495,792

(Loss) from operations	(60,775)	(83,988)	(239,590)	(400,090)

Other income (expenses):
Interest income	-	-	7	1
Other sundry income	-	-	-	-
Foreign exchange gain (loss)	(3,359)	31,567	(49,773)	147,424
Total other income (expenses)	(3,359)	31,567	(49,766)	147,425

Loss before taxes	(64,134)	(52,421)	(289,356)	(252,665)
Income tax provision	-	-	-	-
Net income from continuing operations	(64,134)	(52,421)	(289,356)	(252,665)
Loss from discontinued operations, net of tax	(32,143)	(75,492)	(80,263)	(191,262)
Net loss applicable to common shareholders	$(96,277)	$(127,913)	$(369,619)	$(443,927)

Net loss from continuing operations per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	214,041,100

Comprehensive Income Loss:
Net loss	$(96,277)	$(127,913)	$(369,619)	$(443,927)
Foreign currency translation gain (loss)	21,899	(44,241)	90,562	(165,908)
Total comprehensive loss	$(74,378)	$(172,154)	$(279,057)	$(609,835)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)
	Preferred Stock		Common		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2017	-	$-	506,898,576	$50,690	$4,604,191	$(289,398)	$(5,126,964)	$(761,481)
Net loss for period	-	-	-	-	-	-	(70,645)	(70,645)
Foreign currency translation adjustment	-	-	-	-	-	(59,452)	-	(59,452)

Balance March 31, 2018	-	$-	506,898,576	$50,690	$4,604,191	$(348,850)	$(5,197,609)	$(891,578)
Net loss for period	-	-	-	-	-	-	(202,697)	(202,697)
Foreign currency translation adjustment	-	-	-	-	-	128,115	-	128,115

Balance June 30, 2018	-		$506,898,576	$50,690	$4,604,191	$(220,735)	$(5,400,306)	$(966,160)
Net loss for period	-	-	-	-	-	-	(96,277)	(96,277)
Foreign currency translation adjustment	-	-	-	-	-	21,899	-	21,899

Balance September 30, 2018	-	$-	506,898,576	$50,690	$4,604,191	$(198,836)	$(5,496,583)	$(1,040,538)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net Loss including noncontrolling interests	$(289,356)	$(252,665)
Adjustments to reconcile net loss to cash used in operations of Continuing Operations:
Depreciation	7,833	9,138
Deposit written off	-	2,705
Loss on disposal of fixed asset	-	131
Foreign exchange transaction loss (gain)	49,773	(147,424)

Change in operating assets and liabilities:
Costs in excess of billings	-	30,332
Accounts receivable-related parties	50,000	(58,088)
Accounts receivable-trade	7,694	(35,848)
Security deposit and other receivable	13	3,628
Prepaid expenses	3,662	(7,199)
Accounts payable and accrued expenses	2,572	(5,102)
Deferred revenue	-	5,377
Net cash used in operating activities	$(167,809)	$(455,015)

Discontinued Operations
Net Loss from discontinued operations, including noncontrolling interests	(80,263)	(191,262)
Depreciation	5,989	18,894
Deposit written off	-	-
Loss on disposal of fixed asset	-	-
Foreign exchange transaction loss (gain)	9,123	6,612
Change in operating assets and liabilities:
Accounts receivable-trade	(2,913)	-
Security deposit and other receivable	279	-
Prepaid expenses	-	2,921
Accounts payable and accrued expenses	(7,081)	(16,990)
Net cash used in operations of Discontinued Operations	$(74,866)	$(179,825)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed asset	(1,518)	(12,529)
Net cash used in investing activities	$(1,518)	$(12,529)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	162,099	719,455
Net cash provided by financing activities	$162,099	$719,455

NET (DECREASE)/INCREASE IN CASH	(82,094)	72,086
Effects of exchange rates on cash	31,666	(25,096)

CASH AND CASH EQUIVALENTS at beginning of period	124,739	102,776
CASH AND CASH EQUIVALENTS at end of period	$74,311	$149,766

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$-	$450,890

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company History and Nature of the Business

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. The Company determined it was in the best interest of the shareholders to expand its business plan. On October 15, 2014, through a sale and purchase agreement (the “Purchase Agreement”) the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Singapore eDevelopment Limited (“SeD”). HIP owned certain intellectual property relating to instant messaging for portable devices (“HotApp”). HotApp is a cross-platform mobile application that incorporates instant messaging and ecommerce. It provides a messaging and calling services for HotApp users (text, photo, audio). Started from a cross platform mobile application that incorporate messaging and eCommerce, HotApp has evolved as a platform service provider with application framework serving vertical industry such as multilevel marketing. The messaging and calling services was terminated in 2017. HotApp can be used on any mobile platform (i.e. IOS Online or Android).

As of September 30, 2018, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd., formerly Crypto Exchange Pte. Ltd. and HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,496,583 and has net working capital deficit of $1,051,171 at September 30, 2018. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through November 14, 2019. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2018. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for the nine month periods ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The consolidated financial statements of the Group include the financial statements of HotApp Blockchain Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2018, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $51,872, $7,399 and $14,102 in Hong Kong Dollars (“HK$”), Reminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Concentrations

Financial instruments that potentially expose the Group to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by Federal Deposit Insurance Corporation (FDIC), the Group exposes to risk due to its concentration of cash in foreign countries. The Group places their cash with financial institutions with high-credit ratings and quality. The Group also exposes to credit risk due to its concentration for customers with revenue in excess of 10%.

	Total	Related parties	Related parties	Trade	Trade
	Amount	Amount	Percentage	Amount	Percentage
Accounts receivables
As of September 30, 2018	$52,560	$39,427	75%	$13,133	25%
As of December 31, 2017	$107,341	$89,427	83%	$17,914	17%

Revenue
For the nine months ended September 30, 2018	$142,952	$115,107	81%	$27,845	19%
For the nine months ended September 30, 2017	$186,596	$103,548	55%	$83,048	45%

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

	For the nine months ended September 30, 2018
Segments	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$115,107	$-	$115,107
Asia	-	27,845	27,845
	$115,107	$27,845	$142,952

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$27,845	$27,845
Services transferred over time	115,107	-	115,107
	$115,107	$27,845	$142,952

	For the nine months ended September 30, 2017
Segments	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$103,548	$103,548
Asia	48,521	34,527	83,048
	$48,521	$138,075	$186,596

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$138,075	$138,075
Services transferred over time	48,521	-	48,521
	$48,521	$138,075	$186,596

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $5,110, and the Group will recognize this revenue as the web development is completed, which is expected to occur over the next 3 months.

Research and development expenses

Research and development expenses primarily consist of salaries and benefits for research and development personnel. The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile games. Expenditures incurred during the research phase are expensed as incurred.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2018 or 2017, respectively.

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

Foreign currency translation

Items included in the financial statements of each entity in the group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

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

For the three and nine months ended September 30, 2018, the Company recorded other comprehensive income from translation gain of $21,899 and $90,562 in the consolidated financial statements. For the three and nine months ended September 30, 2017, the Company recorded other comprehensive income from translation loss of $44,241 and $165,908 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of September 30, 2018, no shares of preferred stock are eligible for conversion into voting common stock.

As of September 30, 2018, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Recent accounting pronouncements not yet adopted

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impacts of this Update.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated Other Comprehensive Income, or ASU 2018-02, which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. We will adopt ASU 2018-02 on January 1, 2019. The Company is currently evaluating the potential impacts of this Update.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the potential impacts of this Update.

Note 3. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30,	December 31,
	2018	2017
Computer equipment	$78,078	$76,662
Office equipment	22,945	22,843
Furniture and fixtures	10,599	10,599
	$111,622	$110,104
Less: accumulated depreciation	(100,989)	(87,167)
Fixed assets, net	$10,633	$22,937

Depreciation expenses charged to the consolidated statements of operations for the three months ended September 30, 2018 and 2017 were $3,400 and $9,965, respectively. Depreciation expenses charged to the consolidated statements of operations for the nine months ended September 30, 2018 and 2017 were $13,822 and $28,032, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Accrued payroll & benefits	$173,250	$170,915
Accrued professional fees	18,532	20,666
Other	8,416	13,126
Total	$200,198	$204,707

Note 5. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of September 30, 2018 and December 31, 2017, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

Common Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 1,000,000 shares of common stock to SeD. Such amount represented 19% ownership in the Company.

On July 13, 2015, Singapore eDevelopment Limited (“SeD”) acquired 777,687 shares of the Company common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions SeD owned 98.17% of the Company.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions.

Preferred Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 13,800,000 shares of a class of preferred stock called Perpetual Preferred Stock (“Preferred Stock”) to SeD . The Preferred Stock has no dividend or voting rights. The Preferred Stock is convertible to common stock of the Company dependent upon the number of commercial users of the Software. For each 1,000,000 commercial users of the Software (without duplication), SeD shall have the right to convert 1,464,000 shares of Perpetual Preferred Stock into 7,320,000 shares of Common Stock, so that there must be a minimum of 9,426,230 commercial users in order for all of the shares of the Perpetual Preferred Stock to be converted into common stock of the Company (13,800,000 shares of Preferred Stock convertible into 69,000,000 shares of common stock).

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

Note 6. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (the “Equity Plan”). The Equity Plan is intended to encourage ownership of shares of common stock by employees, directors, and certain consultants to the Company in order to attract and retain such people and, to induce them to work for the benefit of the Company. The Equity Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Equity Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Equity Plan. The Equity Plan will be administered by the Company’s Board of Directors. This Equity Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors.

Note 7. DISCONTINUED OPERATIONS

The composition of assets and liabilities included in discontinued operations was as follows:

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$7,399	$29,701
Accounts receivable-trade	2,913	-
Deposit and other receivable	5,058	5,337
TOTAL CURRENT ASSETS	15,370	35,038

Fixed assets, net	2,320	8,309
TOTAL ASSETS	$17,690	$43,347

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$164,485	$171,566
TOTAL CURRENT LIABILITIES	164,485	171,566

TOTAL LIABILITIES	$164,485	$171,566

The aggregate financial results of discontinued operations were as follows:

	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues:
Project fee-others	$-	$-	$7,437	$44,179
	-	-	7,437	44,179

Cost of revenues	-	-	4,596	9,071

Gross profit	$-	$-	$2,841	$35,108

Operating expenses:
Research and product development	$-	$59,242	$-	$162,013
Depreciation	1,193	6,011	5,989	18,894
General and administrative	21,279	11,404	68,413	38,851
Total operating expenses	22,472	76,657	74,402	219,758

(Loss) from operations	(22,472)	(76,657)	(71,561)	(184,650)

Other income (expenses):
Other sundry income	81	-	421	-
Foreign exchange gain (loss)	(9,752)	1,165	(9,123)	(6,612)
Total other income (expenses)	(9,671)	1,165	(8,702)	(6,612)

Loss from discontinued operations	$(32,143)	$(75,492)	$(80,263)	$(191,262)

Note 8. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and runs through May 8, 2018 with monthly payments of $2,366. The Company has renewed the lease agreement for another year until May 29, 2019 with monthly payments of $2,484. The Company was required to put up a security deposit of $4,498. For the nine months ended September 30, 2018, the Company recorded rent expense of $21,883 for the Guangzhou office.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and runs through April 19, 2017 with monthly payments of $2,574. The Company was required to put up a security deposit of $5,147. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,253. The Company was required to put up a security deposit of $6,515. For the three and nine months ended September 30, 2018, the Company recorded rent expense of $10,577 and $30,894 for the office. For the three and nine months ended September 30, 2017, the Company recorded rent expense of $12,043 and $31,561 for the office. The lease was terminated on September 30, 2018 and the security deposit is expected to be returned in the coming quarter.

The following is a schedule by years of future minimum lease payments under non-cancellable operating leases:
2018	$7,452
2019	4,968
Total	$12,420

Note 9. RELATED PARTY BALANCES AND TRANSACTIONS

The Company’s Acting Chief Executive Officer, Mr. Chan Heng Fai is also the Chief Executive Officer of SeD.  SeD is the majority shareholder of the Company.  As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

On March 1, 2018, the Company’s subsidiary HotApp International Ltd. entered into an Outsource Technology Development Agreement (the “Agreement”) with Document Security Systems, Inc. (“Document Security Systems”), which may be terminated by either party on 30-days’ notice. The purpose of the Agreement is to facilitate Document Security Systems’ development of a software application to be included as part of Document Security Systems’ AuthentiGuard® Technology suite. Under this agreement, Document Security Systems agreed to pay $23,000 per month for access to HotApp International Ltd.’s software programmers. The agreement was terminated on July 31, 2018. Mr. Chan Heng Fai is a member of the Company’s Board of Directors and, through his control of the Company’s majority shareholder, the beneficial owner of a majority of the Company’s common stock. Mr. Chan is also a member of the Board of Document Security Systems and a shareholder of Document Security Systems. The agreement was terminated on July 31, 2018.

As of September 30, 2018, the Company has amount due to SeD for $981,951, plus an amount due to a director of $5,255 and has an amount due from an affiliate for $2,192. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of September 30, 2018 included a trade receivable from an affiliate by common ownership amounting to $39,428 resulting from the revenue earned from that affiliate during the year 2017.

On October 25, 2018, HotApps International Pte. Ltd. (“HotApps International”), a wholly owned subsidiary of the Company entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HotApps International will sell to DSS Asia all of the issued and outstanding shares of Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”).  Mr. Chan Heng Fai is the Acting Chief Executive Officer and a Member of the Board of Directors of the Company.  He is also the Chief Executive Officer, Chairman and controlling shareholder of Singapore eDevelopment Limited, the majority shareholder of the Company.  Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant shareholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International.  Mr. Chan Heng Fai is also a member of the Board of Directors of Document Security Systems and a shareholder of Document Security Systems.  Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.  The closing of the Equity Purchase Agreement is subject to conditions and the parties expect to close in 2018.  Guangzhou HotApps is primarily engaged in engineering work for software development, mainly voice over internet protocol.  Guangzhou HotApps is also involved in a number of outsourcing projects, including projects related to real estate and lighting.  The purchase price for this transaction is $100,000, which shall be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000.  The note shall be due and payable in full on two years from the closing of the Equity Purchase Agreement.

Note 10. SUBSEQUENT EVENTS

On October 25, 2018, HotApps International Pte. Ltd. (“HotApps International”), a wholly owned subsidiary of the Company entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HotApps International will sell to DSS Asia all of the issued and outstanding shares of Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Mr. Chan Heng Fai is the Acting Chief Executive Officer and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer, Chairman and controlling shareholder of Singapore eDevelopment Limited, the majority shareholder of the Company. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant shareholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Mr. Chan Heng Fai is also a member of the Board of Directors of Document Security Systems and a shareholder of Document Security Systems. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International. The closing of the Equity Purchase Agreement is subjectto conditions and the parties expect to close in 2018. Guangzhou HotApps is primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps is also involved in a number of outsourcing projects, including projects related to real estate and lighting. The purchase price for this transaction is $100,000, which shall be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000. The note shall be due and payable in full on two years from the closing of the Equity Purchase Agreement.

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

As of September 30, 2018, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd., formerly Crypto Exchange Pte. Ltd. and HotApps Call Pte Ltd	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

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

Our Business

HotApp Blockchain Inc.is positioned as a technology platform serving Business to Business (B2B) need in eCommerce, collaboration and supply chain, the company has built a number of reusable application modules and framework. These properties will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Our platform tools empower these communities to share their thoughts and words across multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. Enterprises in turn enhance user experience with premium contents, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Trends in the Market and Our Opportunity

Digital and mobile technologies are reshaping the B2B marketplace. This isn’t only a technological revolution, it’s also a paradigm shift in how B2B buyers consume content, make informed buying decisions, and engage with sales people.
A report by Statista on B2B eCommerce in 2017 has estimated $2.3 trillion B2C sales online while for B2B it is $7.7 trillion with a 234.78% difference. The reasons behind the dominance of B2B are:
●
The rise of self-service: 57% B2B customers use typical purchase process for accomplishing proactive research online.
●
The simplified ordering experiences: The wholesale customers on B2B portals find simplified interface compared to a number of bells & whistles required on the B2C e-commerce sites.

Mobile is increasingly playing a critical role in the B2B customer journey. In fact, 50% of B2B search queries today are made on smartphones. A research from Boston Consulting Group expects that figure to grow to 70% by 2020.

Based upon the above trends, we believe significant opportunities exist for:

●
Enterprises deploying mobile platform to effectively engage different stakeholders.
●
User Experience in Mobile Commerce is one of the critical success factor, HotApp has been able to capitalize our experience in B2C and apply to B2B world.
●
Enterprises to increase usage of Over-The-Top Services, such as adoption of Enterprise messaging Apps alongside with using of email, video and audio conferencing, collaboration through cloud services, as a new medium for different stakeholder engagement including customers, to promote and market their products and services (Collaboration Framework). HotApp’s approach in white labelling for the enterprises will augment and fill this demand in the market. White label refers to packaging HotApp solution under brand name of clients with some content being customized only for clients.
●
Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
●
Application of blockchain technology is no longer confined in the Financial industry, enterprises are looking to blockchain as a way to address product diversion, counterfeiting and track and trace solution. These applications become a major building block of B2B commerce.

Recent Developments

Outsource Technology Development Agreement

On March 1, 2018, the Company’s subsidiary HotApp International Ltd. entered into an Outsource Technology Development Agreement (the “Agreement”) with Document Security Systems, Inc. (“Document Security Systems”), which may be terminated by either party on 30-days’ notice. The purpose of the Agreement is to facilitate Document Security Systems’ development of a software application to be included as part of Document Security Systems’ AuthentiGuard® Technology suite. Under this agreement, Document Security Systems agreed to pay $23,000 per month for access to HotApp International Ltd.’s software programmers. The agreement was terminated on July 31, 2018. Mr. Chan Heng Fai is a member of the Company’s Board of Directors and, through his control of the Company’s majority shareholder, the beneficial owner of a majority of the Company’s common stock. Mr. Chan is also a member of the Board of Document Security Systems and a shareholder of Document Security Systems.

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
●
Expand the service portfolio to blockchain / smart contract design and implementation in supply chain network

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2018 and 2017

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the three months ended September 30, 2018 and 2017 were $33,221 and $82,232, including $23,018 and $33,694 from related parties respectively. There were two projects undergoing for the three months ended September 30, 2018 and 2017 respectively. Both projects went through the whole quarter ended September 30, 2017; while one of the projects has terminated by end of July 2018.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended September 30, 2018 and 2017 were $20,652 and $39,135, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. We expect our research and development expenses to maintain with moderate changes in line with business activities. Total research and development for the three months ended September 30, 2018 and 2017 were $0 and $59,242, respectively. The decrease was a result from the streamlining and restructuring of Company.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended September 30, 2018 and 2017 were $95,816 and $144,475, respectively.

Other (Expense) / Income

In the three months ended September 30, 2018 and 2017, we have incurred $(13,111) and $32,732 in foreign exchange (loss) gain, $0 and $(25) for the deposits written off and $81 and $0 in other sundry income.

For the unaudited nine months period ending September 30, 2018 and 2017

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. Total revenue for the nine months ended September 30, 2018 and 2017 were $142,952 and $186,596, including $115,107 and $103,548 from related parties respectively.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the nine months ended September 30, 2018 and 2017 were $78,707 and $55,786, respectively.

Research and Development Expense

Research and development expenses consists primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. Total research and development for the nine months ended September 30, 2018 and 2017 were $0 and $162,013, respectively. The decrease was a result from the streamlining and restructuring of Company.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $375,396 and $550,701, respectively.

Other (Expense) / Income

In the nine months ended September 30, 2018 and 2017, we have incurred $0 and $(2,705) for the deposits written off, $0 and $131 for loss on disposal of fixed assets, and $(58,896) and $140,812 in foreign exchange (loss) gain, $7 and $1 in interest income and $421 and $0 in other sundry income.

Liquidity and Capital Resources

At September 30, 2018, we had cash of $74,311 and working capital deficit of $1,051,171. Cash had decreased during the nine months ended September 30, 2018 primarily due to operating losses incurred during the quarter.

We had a total stockholders’ deficit of $1,040,538 and an accumulated deficit of $5,496,583 as of September 30, 2018 compared with a total stockholders’ deficit of $761,481 and an accumulated deficit of $5,126,964 as of December 31, 2017. This difference is primarily due to the net loss incurred during the period.

For the nine months ended September 30, 2018, we recorded a net loss of $369,619.

We had net cash used in operating activities of $242,675 for the nine months ended September 30, 2018. We had a positive change of $54,781 due to accounts receivable, a positive change of $292 due to security deposit and other receivables, and a positive change of $3,662 due to prepaid expenses. We had a negative change of $4,509 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2017, we recorded a net loss of $443,927.

We had net cash used in operating activities of $634,840 for the nine months ended September 30, 2017. We had a negative change of $63,604 due to costs in excess of billings and account receivable, a positive change of $3,628 due to security deposit and other receivables, and a negative change of $4,278 due to prepaid expenses. We had a negative change of $22,092 due to accounts payable and accrued expenses, and a positive change of $5,377 due to deferred revenue.

For the nine months ended September 30, 2018, we spent $1,518 on the acquisition of fixed assets, resulting in net cash used in investing activities of $1,518 for the period.

For the nine months ended September 30, 2017, we spent $12,529 on the acquisition of fixed assets, resulting in net cash used in investing activities of $12,529 for the period.

For the nine months ended September 30, 2018, we had net cash provided by financial activities of $162,099 due to advances from an affiliate.

For the nine months ended September 30, 2017, we had net cash provided by financial activities of $719,455 due to advances from an affiliate.

As of September 30, 2018, we have fixed operating office lease agreements for Guangzhou’s office amounting to $12,420 from 2018 to 2019.

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

	For the nine months ended September 30, 2018
Segments	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$115,107	$-	$115,107
Asia	-	27,845	27,845
	$115,107	$27,845	$142,952

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$27,845	$27,845
Services transferred over time	115,107	-	115,107
	$115,107	$27,845	$142,952

	For the nine months ended September 30, 2017
Segments	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$103,548	$103,548
Asia	48,521	34,527	83,048
	$48,521	$138,075	$186,596

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$138,075	$138,075
Services transferred over time	48,521	-	48,521
	$48,521	$138,075	$186,596

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $5,110, and the Group will recognize this revenue as the web development is completed, which is expected to occur over the next 3 months.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

The following exhibits filed with this Form 10-Q Quarterly Report:

Exhibit Number	Description
10.1	Guangzhou HotApp Equity Purchase Agreement
31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBXRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extenstion Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTAPP BLOCKCHAIN INC.

Date: November 14, 2018	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)