Form 10-K
period 2018-12-31
HotApp Blockchain Inc.
filed 2019-04-01
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer    □
Accelerated filer      □
Non-accelerated filer  □ (Do not check if a smaller reporting company)
Smaller reporting company     ☑
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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2018; as of June 30, 2018, 108,000 shares were held by non-affiliates, which had been sold to such non-affiliates for total proceeds of $5,400.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of April 1, 2019, there were 506,898,576 shares outstanding of the registrant’s common stock $0.001 par value.

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

PART I

Item 1. Business.

Business Description

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Singapore eDevelopment Limited (“SeD”). SeD is presently our largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

The HotApp Application is a cross-platform mobile application that incorporates instant messaging and ecommerce. This application can be used on any mobile platform (i.e. IOS Online or Android). The HotApp Application offered messaging and calling services for HotApp Application users (text, photo, audio); however, the messaging and calling services we offered were terminated in 2017.

On December 29, 2017, our Board approved a change of the Company’s name from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board’s determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies, including initial coin offering (“ICO”) technology consulting. We subsequently determined to include security token offering (“STO”) technology consulting. Such services, which have not yet commenced commercially, would also include ICO and STO white paper development, blockchain design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We believe that the increasing acceptance of blockchain technologies by potential customers will benefit us, however, public skepticism and regulatory concerns regarding ICOs and STOs may adversely impact our prospects in this area.

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to be involved in mobile application product development and other businesses, providing information technology services to end-users, service providers and other commercial users through multiple platforms.

We are focused on serving business-to-business (B2B) needs in e-commerce, collaboration and supply chains. We will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with blockchain platforms.

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (SeD, our majority stockholder, is also a significant stockholder of iGalen). Under the agreement, HotApp customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen members, among other functions. We intend to utilize blockchain supply logistics to offer services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs.

As of December 31, 2018, details of the Company’s subsidiaries were as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
HWH World Inc.	August 28, 2018	State of Delaware, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd (also known as Guangzhou HotApps Technology Ltd.)	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd (“HIP”) acquired 100% of issued share capital in HotApp International Limited.

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

Trends in the Market and Our Opportunity

We believe that digital and mobile technologies are reshaping the B2B marketplace. We believe that this is not only a technological revolution, but rather a paradigm shift in how B2B buyers consume content, make informed buying decisions and engage with sales people.

A report by Statista on B2B e-commerce in 2017 has estimated $2.3 trillion B2C sales online while for B2B it is $7.7 trillion (a 234.78% difference). The reasons behind the dominance of B2B are:

●
the rise of self-service: 57% B2B customers use typical purchase process for accomplishing proactive research online; and
●
the simplified ordering experiences: The wholesale customers on B2B portals find simplified interface compared to a number of “bells and whistles” required on the B2C e-commerce sites.

Mobile phones are increasingly playing a critical role in the B2B customer journey. In fact, 50% of B2B search queries today are made on smartphones. Research from the Boston Consulting Group projects that this figure will grow to 70% by 2020.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●
continual focus in business-to-business market;
●
identify strategic partnership opportunities globally through “Powered by HotApp” initiatives, enabling Mobile B2B commerce; and
●
focus on network marketing business support.

Achieved and Target Milestones

In 2018, we have achieved the following milestones:

●
completed Network Marketing front end and backend integration development;
●
participated in blockchain support chain development with a major US vendor in anti-counterfeiting; and
●
built a machinery rental service e-commerce platform.

Over the next twelve months we plan to:

●
focus on business development effort to deploy the network marketing software modules for various network marketing players.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●
white label of network marketing solutions;
●
integration services for enterprises;
●
blockchain related consulting services; and
●
selected contract development services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●
strengthening the methodology for project management and development through continuous improvement through project engagement;
●
understanding the industry’s need, such as network marketing, hospitality, supply chain and engineering services;
●
sharpening technology focus and continuous moving up to new area such as blockchain; and
●
operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

● raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
● maintain the trusted status of our ecosystem;
● grow our user base, enhance user engagement and create value services for communities and enterprises;
● market and profit from our service offerings, monetize our user base and achieve profitability;
● keep up with technological developments and evolving user expectations;

● effectively manage our growth and control our costs and expenses;
● address privacy and security concerns relating to our services and the use of user information;
● identify a management team with owner mentality and proven track record; and
● changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

● understanding local market needs - establish brand presence for local enterprises and communities based on the established HotApp Platform;
● ready to deploy platform - our “Powered by HotApp” initiative creates unique value proposition for HotApp clients and community by integrating best-of-breed technology and defining clear business/ commercialization model for go-to-market;
● thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines; and
● HotApp ecosystem - to work closely with technology developers to further enhance the HotApp ecosystem to better fit local needs.

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

● scalable infrastructure;
● modular design to add on and modify individual HotApp offering;
● quick adaptation to third party services, such as payment and loyalty program; and
● dedicated to continuous improvement of user experience in local context.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our services, primarily the United States and certain countries in Asia, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.  Please see “Risk Factors” and other information included in this report for further discussion on the above matters.

Employees and Employment Agreements

At the beginning of 2018, we had eight employees. We had two employees at the end of 2018, resulting from the streamlining and restructuring of the Company. Following the recent Equity Purchase Agreement, our largest stockholder, SeD, is providing staff without charge to our Company. We intend to outsource many functions of our business for the immediate future.

Mr. Lum Kan Fai joined our Board of Directors on June 14, 2015.  Mr. Lum also served as our Chief Technology Officer (“CTO”) from June 14, 2015 until June 21, 2017.  On June 21, 2017, Mr. Lum was appointed as our Chief Executive Officer and President, and resigned as CTO.  On December 1, 2017, Mr. Lum Kan Fai resigned as our CEO and President and was appointed as Vice Chairman of our Board of Directors.

Mr. Lee Wang Kei joined the Company as a System Architect in August of 2015, and has served as the Company’s CTO from June 21, 2017 until August 8, 2018. On December 1, 2017, the Company appointed Mr. Lee as the Company’s CEO. Mr. Lee continued to serve as CTO while serving as CEO. On August 8, 2018, Mr. Lee Wang Kei resigned as CEO and CTO of the Company.

Since August 8, 2018, Mr. Chan Heng Fai has served as our Acting Chief Executive Officer.

On September 14, 2018, HotApps International Pte Ltd, a wholly owned subsidiary of the Company entered into a term sheet with The Alpha Mind Pte Ltd (“Alpha Mind”), pursuant to which HotApps International would compensate Alpha Mind for the services of Mr. Tay Kiat Ming, Eugene. Mr. Tay was to serve as the Acting Chief Executive Officer of HotApps International. This term sheet was subsequently terminated.

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

The report of Rosenberg Rich Baker Berman & Company, P.A., our independent registered public accounting firm, with respect to our financial statements at December 31, 2018 contains an explanatory paragraph as to our potential inability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements for the year ended December 31, 2018 contained herein, we have incurred net losses, and have a working capital deficit of $1,195,037 at December 31, 2018. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2018 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2018, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the company as of December 31, 2018, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

Our Company cannot predict if it can achieve profitable operations.

The Company has only had limited operations to date and requires significant additional financing to reach its projected milestones, which include further product development, product marketing and general overhead expenditures. It may be difficult for the Company to attract funding necessary to reach its projected milestones. Moreover, even if it achieves its projected milestones, the Company cannot predict whether it will reach profitable operations.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We compete with companies that offer full-featured products that replicate the range of communications and related capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

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

The regulatory situation regarding ICOs and STOs is dynamic, and may experience changes that could impact our ability to provide consulting and other services in this field.

ICOs and STOs are currently perceived by the public as vulnerable to misrepresentation, fraud and manipulation. There is a strong possibility that regulators will make policies to control the risks associated with ICOs and STOs that might adversely impact our ability to provide consulting and other services related to ICOs and STOs.

We are a development stage company and we may never generate significant revenues which could cause our business to fail.

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net losses of $5,623,034 and has net working capital deficit of $1,195,037 at December 31, 2018. We expect to operate with net losses for the next financial year-ending December 31, 2019 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

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

If we do not successfully develop new products and services, our business may be harmed.

Our business and operating results may be harmed if we fail to expand our various product and service offerings (either through internal product or capability development initiatives or through partnerships and acquisitions) in such a way that achieves widespread market acceptance or that generates significant revenue and gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service offerings in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated capital expenditures in new products and technologies or in new strategic partnerships, and we may not have sufficient resources to make these expenditures. Because the markets for many of our products and services are subject to rapid change, we may need to expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements and harm our business and operating results.

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

We may incur significant costs to be a public company to ensure compliance with U.S. corporate governance and accounting requirements, and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $50,000 per year, consisting of $10,000 in legal, $35,000 in audit and $5,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations’ revenue and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company."

We will remain an "emerging growth company" until December 31, 2019.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If, as a result, some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

Singapore eDevelopment Limited owns a significant amount of the outstanding common stock of the Company and could take actions which other investors may deem as detrimental to the Company.

Singapore eDevelopment Limited beneficially owns approximately 99.946% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, SeD may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

Such concentration of ownership also may have the effect of delaying or preventing a change in control, which may be to the benefit of this one stockholder but not in the interest of the other investors. Additionally, minority stockholders would not be able to obtain the necessary stockholder vote to affect any change in the course of our business. This concentration of control could prevent minority stockholders from removing from our Board directors who may be perceived as not performing at an appropriate level.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could cause us to suffer losses.

We could face claims for errors, defamation, negligence, copyright or trademark infringement based on the nature and content of information displayed on or accessible via our website, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

Our insurance, if any, may not cover all potential claims to which we might be exposed to or may not be adequate to indemnify us for all liabilities that we may incur. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would cause us to suffer losses.

If our costs and expenses are greater than anticipated and we are unable to raise additional working capital, we may be unable to fully fund our operations and to otherwise execute our business plan.

We do not currently have sufficient funds or any agreements for additional funds, for us to continue our business for the next 12 months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital that we may require to continue our operations.

If we require additional capital and even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the Company or disadvantageous to our existing stockholders.

If we require additional capital and even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the Company or disadvantageous to our existing stockholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our services and solutions are accessible within an acceptable load time. Additionally, other catastrophic occurrences beyond our control could interfere with access to our services.

A key element to our continued growth is the ability of our users (whom we define as anyone who downloads and uses the app) in all geographies to access our services and solutions within acceptable load times. We may, in the future, experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. If our services are unavailable when users attempt to access them as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to use our services as often in the future, or at all. This would negatively impact our ability to attract new users and increase engagement of our existing users. We expect to continue to make significant investments to maintain and improve mobile application performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and other similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the growth of our business that may result from interruptions in our services as a result of system failures.

If our security measures are compromised, or if our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, or if our member data is compromised, members and customers may curtail or stop to use our solutions.

Our applications will involve the collection, processing, storage, sharing, disclosure and usage of members’ and customers’ information and communications, some of which may be private. We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, such as credit card information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website and services or stop using our services in their entirety, and we would suffer reputational and financial harm.

In addition, we could be subject to regulatory investigations and litigation in connection with a security breach or related issues, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with the applicable credit card association operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them. In addition, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us. Any of these developments could harm our business and financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly.

Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices that may require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business is expected to be driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect from our members.

We will rely on outside firms to host our servers and to provide telecommunication connections, and a failure of service by these providers could adversely affect our business and reputation.

We will rely upon third party providers to host a number of our servers and provide telecommunication connections. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in measurement or billing errors or compromise our ability to protect the data of our users and/or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

A significant or prolonged economic downturn would have a material adverse effect on our results of operations.

Our results of operations are expected to be affected by the level of business activity of our users, many of whom are expected to be businesses. These businesses, in turn, can be affected by general economic conditions and the level of economic activity in the industries and markets that they serve. On an aggregate basis, our clients may be less likely to hire as many senior executives or consultants during economic downturns and periods of economic uncertainty. To the extent our clients delay or reduce hiring senior executives or consultants due to an economic downturn or economic uncertainty, our results of operations will be adversely affected. A continued economic downturn or period of economic uncertainty and a decline in the level of business activity of our clients would have a material adverse effect on our business, financial condition and results of operations.

Any intellectual property rights we develop will be valuable and any inability to protect them could reduce the value of our products, services and brand.

Any trademarks, trade secrets, copyrights and other intellectual property rights that we develop will be important assets to us. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside of our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

RISKS RELATED TO OUR COMMON STOCK

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●
that a broker or dealer approve a person's account for transactions in penny stocks; and
●
that a broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Disclosure also has to be made concerning the risks of investing in penny stocks in both public offerings and in secondary trading and regarding the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

●
the number of users of our applications;
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

In addition, as a result of the expected volatility of our stock price, investors may be unable to resell their shares at a fair price or at a price lower than their entry price.

The trading market for our common stock may be limited.

If a market for our common stock develops, it is expected to be limited and thinly traded, and we can provide no assurance to investors that a more robust market will develop. If a market for our common stock does not develop, our stockholders may not be able to resell the shares of our common stock they have purchased and they may lose all of their investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permit us to issue, without approval from our stockholders, a total of 15,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

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

Since some members of our board of directors are not residents of the United States and certain of our assets are located outside of the United States, you may not be able to enforce a U.S. judgment for claims you may bring against such directors or assets.

Several members of our senior management team, including our Acting Chief Executive Officer and Chief Financial Officer, have their primary residences and business offices in Asia, and a portion of our assets and a substantial portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for you to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for you to enforce any judgment obtained in the United States against our assets or the assets of our non-U.S. resident management located outside the United States than if these assets were located within the United States. We cannot assure you that foreign courts would enforce liabilities predicated on U.S. federal securities laws in original actions commenced in such foreign jurisdiction, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of SeD, the Company’s largest stockholder.

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and run through May 8, 2018 with monthly payments of $2,330. The Company has renewed the lease agreement with monthly payments of $2,447. The Company was required to put up a security deposit of $4,491. For the year ended December 31, 2018, the Company recorded rent expense of $28,897 for the Guangzhou office. On January 14, 2019, the sale of our operations in Guangzhou closed. Accordingly, we no longer have this office space or any continuing obligations for this rent.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and run through April 19, 2017 with monthly payments of $2,552. The Company was required to put up a security deposit of $5,108. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,253. The Company was required to put up a security deposit of $6,512. For the year ended December 31, 2018, the Company recorded rent expense of $29,277 for this office. The lease was terminated on September 30, 2018 and the security deposit has been returned in the last quarter of 2018.

Item 3. Legal Proceedings.

The Company is not a party to any proceedings, and no such proceedings are known to be contemplated.

There are no material proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of record of more than five percent of any class of voting securities of the Company, or any associate of any such director, office, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4. Mine Safety Disclosure.

Not Applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Presently, there is no established public trading market for our shares of common stock. On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this Annual Report, the Company has not had any trading in its stock. The Company’s stock symbol has been changed to HTBC to reflect the Company’s new name.

Holders

As of the date of this filing, we had 34 stockholders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

Securities authorized for issuance under equity compensation plans

On July 30, 2018, the Company adopted an Equity Incentive Plan (the “Plan”). The Plan is intended to encourage ownership of our shares by employees, directors and certain consultants to the Company, in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. The Plan was approved by the stockholder holding a majority of the Company’s issued and outstanding shares of common stock.

Recent sales of unregistered securities; use of proceeds from registered securities

On March 27, 2017, the Company sold 500,988,889 shares of common stock to SeD in exchange for the conversion of $450,890 of debt owed by the Company to SeD at a conversion price of $0.0009 per share. The issuance of these shares was completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Performance Graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the issuer and affiliated purchasers

During the period covered by this report, the Company did not repurchase any shares of the Company’s common stock.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO
YEAR ENDED DECEMBER 31, 2017

Results of Operations

For the years ended December 31, 2018 and 2017

Revenue

Revenue consists primarily of the services rendered on software projects. Some of the projects require significant software production. In 2018, 3 projects were completed, of which 1 project was started in 2017. In 2017, 6 projects were involved, of which 2 projects were started in 2016 and 1 project was continued in 2018. One of the 2 projects started in 2016 was terminated in 2017 with a reversal of overprovision of revenue amounting $9,648 in 2017. Total revenue for the years ended December 31, 2018 and 2017 for continuing operations were $140,652 and $197,073, including $115,135 and $134,877 from related parties, respectively. Total revenue for the years ended December 31, 2018 and 2017 for discontinued operations were $7,325 and $50,916, respectively.

Cost of revenue

Cost of revenue consists primarily of salary and outside consulting expenses incurred directly by the projects. Total cost of revenue for the years ended December 31, 2018 and 2017 for continuing operations were $74,129 and $67,552, respectively. Total cost of revenue for the years ended December 31, 2018 and 2017 for discontinued operations were $4,527 and $13,964, respectively.

Research and Development Expense

Research and development expenses consist primarily of salary and benefits. Expenditures incurred during the research phase are expensed as incurred. Total research and development for the years ended December 31, 2018 and 2017 for discontinued operations were $0 and $169,853 respectively. The decrease was a result of streamlining and restructuring of the Company.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expenses. We expect to maintain our general and administrative expenses with moderate changes in line with business activities. Total general and administrative expenses for the years ended December 31, 2018 and 2017 for continuing operations were $413,922 and $585,205, of which $7,842 and $10,932 were depreciation expenses, respectively. Total general and administrative expenses for the years ended December 31, 2018 and 2017 for discontinued operations were $99,726 and $83,293, of which $6,544 and $26,277 were depreciation expenses, respectively.

Other Expenses / Income

For the years ended December 31, 2018 and 2017, we have incurred a net balance of $(43,641) and $181,473 in foreign exchange (loss) / gain, of which $168 and $23,031 are realized foreign exchange gain, $8,303 and $131 in loss on disposal of fixed assets, $0 and $2,722 in deposit written off, $22 and $4 in interest income, and $0 and $90 in other sundry income, respectively for continuing operations. For the years ended December 31, 2018 and 2017, we have incurred $(236) and $(4,824) in unrealized foreign exchange (loss), and $415 and $0 in other sundry income, respectively for discontinued operations.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $108,777 and $9,268, working capital deficit of $1,034,748 and $160,289 for continuing and discontinued operations, respectively. At December 31, 2017, we had cash of $95,038 and $29,701, working capital deficit of $647,890 and $136,528 for continuing and discontinued operations, respectively. The decrease in cash and increase in working capital deficit during year 2018 were primarily due to incurred operating losses.

We had a total stockholders’ deficit of $1,193,272 and an accumulated deficit of $5,623,034 as of December 31, 2018 compared with a total stockholders’ deficit of $761,481 and an accumulated deficit of $5,126,964 as of December 31, 2017. This difference is primarily due to the net loss incurred during the year.

For the year ended December 31, 2018, we recorded a net loss of $399,321 and $96,749 for continuing operations and discontinued operations respectively.

From continuing operations, we had net cash used in operating activities of $240,835 for the year ended December 31, 2018. We had a positive change of $57,698 due to accounts receivable. We had a positive change of $6,944 due to prepaid expenses and a positive change of $7,640 due to security deposit and other assets. We had a positive change of $26,418 due to accounts payable and accrued expenses.

From discontinued operations, we had net cash used in operating activities of $86,641 for the year ended December 31, 2018. We had a positive change of $288 due to security deposit and other assets and a positive change of $3,040 due to accounts payable and accrued expenses.

For the year ended December 31, 2017, we recorded a net loss of $276,970 and $221,018 for continuing operations and discontinued operations respectively.

From continuing operations, we had net cash used in operating activities of $542,182 for the year ended December 31, 2017. We had a positive change of $30,332 due to costs in excess of billings and a negative change of $107,341 due to accounts receivable. We had a negative change of $5,803 due to prepaid expenses and a positive change of $3,747 due to security deposit and other assets. We had a negative change of $18,459 due to accounts payable and accrued expenses.

From discontinued operations, we had net cash used in operating activities of $202,395 for the year ended December 31, 2017. We had a negative change of $250 due to security deposit and other assets and a positive change of $2,921 due to prepaid expenses. We has a negative change of $15,149 due to accounts payable and accrued expenses.

In the year ended December 31, 2018, we spent $1,517 on the acquisition of fixed assets, resulting in net cash used in investing activities of $1,517 for the year.

In the year ended December 31, 2017, we spent $14,181 on the acquisition of fixed assets, resulting in net cash used in investing activities of $14,181 for the year.

For the year ended December 31, 2018, we had net cash provided by financial activities of $301,897 due to advances from an affiliate amounting to $301,897.

For the year ended December 31, 2017, we had net cash provided by financial activities of $820,140 due to advances from an affiliate amounting to $820,140.

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

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

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

Disaggregation of Revenue

We generate revenue from a project involving provision of services and web/software development for customers. In respect to the provision of services, the agreements are less than one year with cancellable clause and customers are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	For the year ended December 31, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$115,135	$-	$115,135
Asia	-	25,517	25,517
	$115,135	$25,517	$140,652

Discontinued operations
Asia	$-	$7,325	$7,325
	$-	$7,325	$7,325

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$32,842	$32,842
Services transferred over time	115,135	-	115,135
	$115,135	$32,842	$147,977

	For the year ended December 31, 2017
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	-	$134,877	$134,877
Asia	71,844	(9,648)	62,196
	71,844	$125,229	$197,073

Discontinued operations
Asia	-	$50,916	$50,916
	-	$50,916	$50,916

Timing of Revenue Recognition
Goods transferred at a point in time	-	$176,145	$176,145
Services transferred over time	71,844	-	71,844
	71,844	$176,145	$247,989

Contract assets and contract liabilities

Based on our contracts, we usually invoice our customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0 as we have completed all projects.

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

Recent Accounting Pronouncements

Recent accounting pronouncements

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (the Update). The ASU requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Topic 842 will become effective for annual and interim periods beginning in the first quarter 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We have adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, and we do not expect to elect the use-of- hindsight.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

Adoption of Topic 842 is not expected to have a material impact on the Company’s consolidated financial statements because the only lease in force as at December 31, 2018 is the lease for the office of its subsidiary in PRC that is being disposed of on January 14, 2019.

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

Off –Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HotApp Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HotApp Blockchain, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses, net cash used in operating activities and has a working capital deficit at December 31, 2018. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these Matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2013.

Somerset, New Jersey

April 1, 2019

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$108,777	$95,038
Accounts receivable-related parties	39,427	89,427
Accounts receivable-trade	10,216	17,914
Prepaid expenses	588	7,532
Deposit and other receivable	549	8,189
Current assets of discontinued operations	14,317	35,038
TOTAL CURRENT ASSETS	173,874	253,138

Fixed assets, net	-	14,628
Non-current assets of discontinued operations	1,765	8,309
TOTAL ASSETS	$175,639	$276,075

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,559	$33,141
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	1,127,004	825,107
Current liabilities of discontinued operations	174,606	171,566
TOTAL CURRENT LIABILITIES	1,368,911	1,037,556

TOTAL LIABILITIES	1,368,911	1,037,556

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of December 31, 2018 and December 31, 2017	50,690	50,690
Accumulated other comprehensive loss	(225,119)	(289,398)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,623,034)	(5,126,964)
TOTAL STOCKHOLDERS' DEFICIT	(1,193,272)	(761,481)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$175,639	$276,075

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,
	2018	2017

Revenues:
Service fee revenue-related party	$115,135	$134,877
Project fees	25,517	62,196
	140,652	197,073

Cost of revenues	74,129	67,552

Gross profit	$66,523	$129,521

Operating expenses:
Depreciation	7,842	10,932
General and administrative	406,080	574,273
Total operating expenses	413,922	585,205

Loss from operations	(347,399)	(455,684)

Other income (expenses):
Other income	-	90
Interest income	22	4
Deposit written off	-	(2,722)
Loss on disposal of fixed assets	(8,303)	(131)
Foreign exchange gain (loss)	(43,641)	181,473
Total other income (expenses)	(51,922)	178,714

Loss before taxes	(399,321)	(276,970)
Income tax provision	-	-
Net loss from continuing operations	(399,321)	(276,970)
Loss from discontinued operations, net of tax	(96,749)	(221,018)
Net loss applicable to common shareholders	$(496,070)	$(497,988)

Net loss from continuing operations per share - basic and diluted	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	288,060,023

Comprehensive Income Loss:
Net loss	$(496,070)	$(497,988)
Foreign currency translation gain (loss)	64,279	(216,068)
Total comprehensive loss	$(431,791)	$(714,056)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2017 TO DECEMBER 31, 2018

	Preferred Stock		Common		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2016	13,800,000	$1,380	5,909,687	$591	$4,202,020	$(73,330)	$(4,628,976)	$(498,315)
Cancellation of preferred stock	(13,800,000)	(1,380)	-	-	1,380	-	-	-
Issuance of common stock (Debt Conversion)	-	-	500,988,889	50,099	400,791	-	-	450,890
Net loss for period	-	-	-	-	-	-	(497,988)	(497,988)
Foreign currency translation adjustment	-	-	-	-	-	(216,068)	-	(216,068)

Balance December 31, 2017	-	$-	506,898,576	$50,690	$4,604,191	$(289,398)	$(5,126,964)	$(761,481)
Net loss for period	-	-	-	-	-	-	(496,070)	(496,070)
Foreign currency translation adjustment	-	-	-	-	-	64,279	-	64,279

Balance December 31, 2018	-	$-	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net Loss including noncontrolling interests	$(399,321)	$(276,970)
Adjustments to reconcile net loss to cash used in operations of Continuing Operations:
Depreciation	7,842	10,932
Deposit written off	-	2,722
Loss on disposal of fixed asset	8,303	131
Foreign exchange (gain)/loss	43,641	(181,473)

Change in operating assets and liabilities:
Costs in excess of billings	-	30,332
Accounts receivable-related parties	50,000	(89,427)
Accounts receivable-trade	7,698	(17,914)
Prepaid expenses	6,944	(5,803)
Security deposit and other assets	7,640	3,747
Accounts payable and accrued expenses	26,418	(18,459)
Accrued taxes payable and franchise fees	-	-
Net cash used in operating activities	$(240,835)	$(542,182)

Discontinued Operations
Net Loss from discontinued operations, including noncontrolling interests	(96,749)	(221,018)
Depreciation	6,544	26,277
Foreign exchange transaction loss (gain)	236	4,824
Change in operating assets and liabilities:
Security deposit and other receivable	288	(250)
Prepaid expenses	-	2,921
Accounts payable and accrued expenses	3,040	(15,149)
Net cash used in operations of Discontinued Operations	(86,641)	(202,395)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,517)	(14,181)
Net cash used in investing activities	$(1,517)	$(14,181)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from affiliate	301,897	820,140
Net cash provided by financing activities	$301,897	$820,140

NET (DECREASE)/INCREASE IN CASH	(27,096)	61,382
Effects of exchange rates on cash	20,402	(39,419)

CASH AND CASH EQUIVALENTS at beginning of period	124,739	102,776
CASH AND CASH EQUIVALENTS at end of period	$118,045	$124,739

Supplemental disclosure of cash flow information

Supplemental schedule of non-cash investing and financing activities
Conversion of shareholder loan into common stock	$-	$450,890

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.
ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Singapore eDevelopment Limited (“SeD”). SeD is presently our largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

The HotApp Application is a cross-platform mobile application that incorporates instant messaging and ecommerce. This application can be used on any mobile platform (i.e. IOS Online or Android). The HotApp Application offered messaging and calling services for HotApp Application users (text, photo, audio); however, the messaging and calling services we offered were terminated in 2017.

On December 29, 2017, our Board approved a change of the Company’s name from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board’s determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies, including initial coin offering (“ICO”) technology consulting. We subsequently determined to include security token offering (“STO”) technology consulting. Such services, which have not yet commenced commercially, would also include ICO and STO white paper development, blockchain design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We believe that the increasing acceptance of blockchain technologies by potential customers will benefit us, however, public skepticism and regulatory concerns regarding ICOs and STOs may adversely impact our prospects in this area.

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to be involved in mobile application product development and other businesses, providing information technology services to end-users, service providers and other commercial users through multiple platforms.

We are focused on serving business-to-business (B2B) needs in e-commerce, collaboration and supply chains. We will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with blockchain platforms.

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (SeD, our majority stockholder, is also a significant stockholder of iGalen). Under the agreement, HotApp customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen members, among other functions. We intend to utilize blockchain supply logistics to offer services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs.

As of December 31, 2018, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
HWH World Inc.	August 28, 2018	State of Delaware, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApps Information Technology Co Ltd (also known as Guangzhou HotApps Technology Ltd.)	November 10, 2014	People’s Republic of China	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd (“HIP”) acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,623,034 and has net working capital deficit of $1,195,037 at December 31, 2018. Management has concluded that due to the conditions described above, there is a substantial doubt about the entity’s ability to continue as a going concern through April 1, 2020. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operations through 2019. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority stockholder has advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets and share-based compensation.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2018 and December 31, 2017.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31, 2018, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $48,572, $9,268 and $59,387, in Hong Kong Dollars (“HK$”), Renminbi (“RMB”) and Singapore Dollars (“S$”), respectively.

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

Concentrations

Financial instruments that potentially expose the Group to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by Federal Deposit Insurance Corporation (FDIC), the Group is exposed to risk due to its concentration of cash in foreign countries. The Group places its cash with financial institutions with high-credit ratings and quality. The Group is also exposed to credit risk due to its concentration of customers with revenue in excess of 10%.

	Total	Related parties	Related parties	Trade	Trade
	Amount	Amount	Percentage	Amount	Percentage
Accounts receivables
As of December 31, 2018	$49,643	$39,427	79%	$10,216	21%
As of December 31, 2017	$107,341	$89,427	83%	$17,914	17%

Revenue
Continuing operations
For the year ended December 31, 2018	$140,652	$115,135	82%	$25,517	18%
For the year ended December 31, 2017	$197,073	$134,877	68%	$62,196	32%

Revenue
Discontinued operations
For the year ended December 31, 2018	$7,325	$-	-%	$7,325	100%
For the year ended December 31, 2017	$50,916	$-	-%	$50,916	100%

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

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred when the amortization period is less than one-year.

Disaggregation of Revenue

We generate revenue from a project involving provision of services and web/software development for customers. In respect to the provision of services, the agreements are less than one year with cancellable clause and customers are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	For the year ended December 31, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$115,135	$-	$115,135
Asia	-	25,517	25,517
	$115,135	$25,517	$140,652

Discontinued operations
Asia	$-	$7,325	$7,325
	$-	$7,325	$7,325

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$32,842	$32,842
Services transferred over time	115,135	-	115,135
	$115,135	$32,842	$147,977

	For the year ended December 31, 2017
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$-	$134,877	$134,877
Asia	71,844	(9,648)	62,196
	$71,844	$125,229	$197,073

Discontinued operations
Asia	$-	$50,916	$50,916
	$-	$50,916	$50,916

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$176,145	$176,145
Services transferred over time	71,844	-	71,844
	$71,844	$176,145	$247,989

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0 as we have completed all projects.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2018 or 2017, respectively.

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

For the year ended December 31, 2018, the Company recorded other comprehensive loss from a translation gain of $64,279 in the consolidated financial statements. For the year ended December 31, 2017, the Company recorded other comprehensive loss from a translation loss of $216,068 in the consolidated financial statements.

Operating leases

Leases, where the rewards and risks of ownership of assets primarily remain with the lessor, are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive loss.

Loss per share

Basic loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of shares outstanding during the period.

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of December 31, 2018, no shares of preferred stock are eligible for conversion into voting common stock.

Recent accounting pronouncements

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (the Update). The ASU requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Topic 842 will become effective for annual and interim periods beginning in the first quarter 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We have adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, and we do not expect to elect the use-of- hindsight.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

Adoption of Topic 842 is not expected to have a material impact on the Company’s consolidated financial statements because the only lease in force as at December 31, 2018 is the lease for the office of its subsidiary in PRC that is being disposed of on January 14, 2019.

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

Note 3. FIXED ASSETS, NET

Fixed assets, net consisted of the following:
	As of December 31,
	2018	2017
Computer equipment	$45,458	$76,662
Office equipment	20,886	22,843
Furniture and fixtures	4,847	10,599
Total	$71,191	$110,104
Less: accumulated depreciation	(69,426)	(87,167)
Fixed assets, net	$1,765	$22,937

Depreciation expenses for continuing operations charged to the consolidated statements of operations for the years ended December 31, 2018 and 2017 were $7,842 and 10,932, respectively. Depreciation expenses for discontinued operations charged to the consolidated statements of operations for the years ended December 31, 2018 and 2017 were $6,544 and 26,277, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:
	As of December 31,
	2018	2017
Continuing operations
Accrued payroll and related costs	$-	$1,469
Accrued professional fees	55,894	20,666
Other	3,665	11,006
Total	$59,559	$33,141
Discontinued operations
Accrued payroll and related costs	$163,653	$169,446
Accrued professional fees	-	-
Other	19,953	2,120
Total	$174,606	$171,566

Note 5. INCOME TAXES

The provision for income taxes for the years ended December 31, 2018 and 2017, was as follows:

	Year Ended December 31,
	2018			2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$(137,914)	$(261,407)	$(399,321)	$241,776	$(739,764)	$(497,988)
Income tax at statutory rate	(28,962)	(43,431)	(72,393)	50,773	(140,963)	(90,190)
Items not taxable for tax purposes	-	(6,095)	(6,095)	(63,173)	(483)	(63,656)
Items not deductible for tax purposes	16,207	-	16,207	-	24,833	24,833
Change in valuation allowance	12,755	49,526	62,281	12,400	116,613	129,013
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets/(liabilities):
Operating loss carry forwards	160,340	863,293	1,023,633	147,585	804,339	951,924
Unrealized exchange (gain)/loss	16,207	(448)	15,759	(63,173)	24,833	(38,340)
Total deferred assets	$176,547	$862,846	$1,039,393	$84,412	$829,172	$913,584
Less: valuation allowance	(176,547)	$(862,846)	$(1,039,393)	$(84,412)	$(829,172)	$(913,584)
Total net deferred tax assets	$-	$-	$-	$-	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.
The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2018 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.
As of December 31, 2018, the Company had approximately $5,079,991 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and which expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2018, 2017 and 2016 are still subject to examination by the taxing authorities.

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2018 and 2017, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

Common Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 1,000,000 shares of common stock to SeD. Such amount represented 19% ownership in the Company.

On July 13, 2015, SeD acquired 777,687 shares of the Company’s common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions SeD owned 98.17% of the Company.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by the Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions. On December 20, 2018, The Board of Directors (the “Board”) of SeD announced to enter into sale and purchase agreements (“SPAs”) in relation to, among others, the sale of up to 3,200,000 shares (representing approximately 0.63% of the total issued and paid-up capital) in HotApp Blockchain Inc. (formerly known as HotApp International Inc.) (“HotApp”) to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000 (the “Proposed Sale”). The consideration for the Proposed Sale was arrived at on a willing-buyer-willing-seller basis, taking into consideration, among others, the latest net tangible asset value of HotApp which is currently negative. The purpose of the Proposed Sale is to raise funds for the general corporate and working capital of HotApp, including but not limited to the operating costs of HotApp. The Proposed Sale is expected to be completed by 30 June 2019. As of December 31, 2018, SeD sold 167,000 shares of HotApp to independent third parties, and SeD owned 99.946% of the Company after such transactions.

Preferred Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 13,800,000 shares of a class of preferred stock called Perpetual Preferred Stock (“Preferred Stock”) to SeD. The Preferred Stock has no dividend or voting rights. The Preferred Stock is convertible to common stock of the Company dependent upon the number of commercial users of our software. For each 1,000,000 commercial users of the software (without duplication), SeD shall have the right to convert 1,464,000 shares of Perpetual Preferred Stock into 7,320,000 shares of Common Stock, so that there must be a minimum of 9,426,230 commercial users in order for all of the shares of the Perpetual Preferred Stock to be converted into common stock of the Company (13,800,000 shares of Preferred Stock convertible into 69,000,000 shares of common stock).

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

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2018.

Note 8. DISCONTINUED OPERATIONS

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

The composition of assets and liabilities included in discontinued operations was as follows:

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$9,268	$29,701
Deposit and other receivable	5,049	5,337
TOTAL CURRENT ASSETS	14,317	35,038

Fixed assets, net	1,765	8,309
TOTAL ASSETS	$16,082	$43,347

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$174,606	$171,566
TOTAL CURRENT LIABILITIES	174,606	171,566

TOTAL LIABILITIES	$174,606	$171,566

The aggregate financial results of discontinued operations were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues:
Project fee-others	$7,325	$50,916
	7,325	50,916

Cost of revenues	4,527	13,964

Gross profit	$2,798	$36,952

Operating expenses:
Research and product development	$-	$169,853
Depreciation	6,544	26,277
General and administrative	93,182	57,016
Total operating expenses	99,726	253,146

(Loss) from operations	(96,928)	(216,194)

Other income (expenses):
Other sundry income	415	-
Foreign exchange gain (loss)	(236)	(4,824)
Total other income (expenses)	179	(4,824)

Loss from discontinued operations	$(96,749)	$(221,018)

Note 9. COMMITMENTS AND CONTINGENCIES

On May 9, 2016, the Company entered into a lease agreement for 1,231 square feet of office space in Guangzhou, China. The lease commenced on May 9, 2016 and run through May 8, 2018 with monthly payments of $2,330. The Company renewed the lease agreement with monthly payments of $2,447. The Company was required to put up a security deposit of $4,491. For the year ended December 31, 2018, the Company recorded rent expense of $28,897 for Guangzhou office. On January 14, 2019, the sale of our operations in Guangzhou closed. Accordingly, we no longer have this office space or any continuing obligations for this rent.

On April 10, 2015, the Company entered into a lease agreement for 347 square feet of office space in Kowloon, Hong Kong. This lease commenced on April 20, 2015 and run through April 19, 2017 with monthly payments of $2,552. The Company was required to put up a security deposit of $5,108. On March 16, 2017, the Company entered into a lease agreement for 1,504 square feet of office space in Kowloon, Hong Kong. This lease commenced on March 16, 2017 and runs through March 31, 2019 with monthly payments of $3,253. The Company was required to put up a security deposit of $6,512. For the year ended December 31, 2018, the Company recorded rent expense of $29,277 for this office. The lease was terminated on September 30, 2018 and the security deposit has been returned in the last quarter of 2018.

Note 10. RELATED PARTY BALANCES AND TRANSACTIONS

SeD is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman and Acting Chief Executive Officer of the Company’s Board of Directors, is also the Chief Executive Officer and a member of SeD’s Board of Directors, as well as the majority stockholder of SeD. Conn Flanigan, who served as a member of the Company’s Board of Directors until September of 2018, serves in various director and officer positions with subsidiaries of SeD. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of SeD. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer

On March 1, 2018, the Company’s subsidiary HotApp International Ltd. entered into an Outsource Technology Development Agreement (the “Agreement”) with Document Security Systems, Inc. (“Document Security Systems”), which may be terminated by either party on 30-days’ notice. The purpose of the Agreement is to facilitate Document Security Systems’ development of a software application to be included as part of Document Security Systems’ AuthentiGuard® Technology suite. Under this agreement, Document Security Systems agreed to pay $23,000 per month for access to HotApp International Ltd.’s software programmers. The agreement was terminated on July 31, 2018. Mr. Chan Heng Fai is a member of the Company’s Board of Directors and, through his control of the Company’s majority stockholder, the beneficial owner of a majority of the Company’s common stock. Mr. Chan is also a member of the Board of Document Security Systems and a stockholder of Document Security Systems.

As of December 31, 2018, the Company has amount due to SeD of $1,121,730, plus an amount due to a director of $5,274 and an amount due from an affiliate of $2,200. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2017, the Company has amount due to SeD of $819,727, plus an amount due to a director of $5,380 and an amount due from an affiliate of $2,244. The Company has made full impairment provision for the amount due from the affiliate

The account receivable as of December 31, 2018 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017.

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

Mr. Chan Heng Fai is the Acting Chief Executive Officer and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer, Chairman and controlling stockholder of Singapore eDevelopment Limited, the majority stockholder of the Company. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Mr. Chan Heng Fai is also a member of the Board of Directors of Document Security Systems and a stockholder of Document Security Systems. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

Note 11. SUBSEQUENT EVENT

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019. Accordingly, we no longer have any obligations for the rental agreement of the office space in Guangzhou.

Mr. Chan Heng Fai is the Acting Chief Executive Officer and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer, Chairman and controlling stockholder of Singapore eDevelopment Limited, the majority stockholder of the Company. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Mr. Chan Heng Fai is also a member of the Board of Directors of Document Security Systems and a stockholder of Document Security Systems. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2018 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2018, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	74	Acting Chief Executive Officer, Executive Chairman of the Board
Lum Kan Fai	56	Vice Chairman of the Board
Sanjib Kalita	46	Director
Lui Wai Leung Alan	48	Chief Financial Officer

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

Business Experience

Mr. Chan has served as a Director since October 23, 2014, as the Executive Chairman of the Company’s Board of Directors since December 1, 2017, and the Acting Chief Executive Officer since August 8, 2018. Mr. Chan previously served as the Company’s Chief Executive Officer from December 31, 2014 until June 21, 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Singapore eDevelopment Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of HF Enterprises Inc. Mr. Chan has served as a member of the Board of Directors of SeD Intelligent Home Inc. since January 10, 2017, and has served as Co-Chief Executive Officer of SeD Intelligent Home since December 29, 2017. He has served as a non-executive director of Document Security Systems, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013 and has served as a director of Vivacitas Oncology Inc. since May of 2017. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018.

Mr. Chan’s previous experiences include serving as Managing Chairman of ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a property development, investment and management company listed on the Singapore Exchange Mainboard, from November 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., the developer of RoomKeyPMS, a webbased property management system, from June 2014 to February 2019.

Mr. Chan has also served as a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He was a director of American Housing REIT Inc. from October of 2013 to July of 2015. He served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan was a director of Global Med Technologies, Inc., a medical company engaged in the design, development, marketing and support information for management software products for healthcare-related facilities, from May 1998 until December 2005.

Director Qualifications of Chan Heng Fai:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Mr. Lum has served as a member of the Company’s Board of Directors since June 14, 2015.  Mr. Lum served as Chief Technology Officer (“CTO”) from June 14, 2015 until June 21, 2017.  On June 21, 2017, the Company appointed Mr. Lum Kan Fai as the Company’s CEO and President, and Mr. Lum resigned as CTO.  On December 1, 2017, Mr. Lum Kan Fai resigned as CEO and President of the Company and was appointed as Vice Chairman of the Company’s Board of Directors. Mr. Lum currently is the president of DSS Asia, who is responsible for the digital product development and Asia Pacific operation of DSS Inc, a NYSE listed company. Mr. Lum was the founder, and since 2009 had served as Chief Executive Officer, of FUNboxx Ltd.  Prior to that, Mr. Lum held senior management positions with Vitop Holding, a HK listed company, York International (Now Johnson Controls), Apple and Datacraft Asia.  Mr. Lum graduated from the University of Essex (UK) in 1985, first class honor degree in Computer and Communication Engineering.

Director Qualifications of Mr. Lum Kan Fai:

The board of directors appointed Mr. Lum in recognition of his extensive knowledge in information technology business and his ability to assist in the Company’s continuous growth. He has over 30 years of technology business experience in multinational corporations.

Mr. Kalita has served as a member of the Company’s Board of Directors since February 20, 2018. Mr. Kalita is presently the Chief Executive Officer of the Guppy Group, a next generation credit bureau built on blockchain technology. Mr. Kalita has held this position since June of 2016. In addition, since April of 2013 Mr. Kalita has worked for and helped build Money 20/20, a leading fintech industry event focusing on disruptive technology in financial technology and payments. His positions at Money 20/20 have included Knowledge Director (from April of 2013 until December of 2014), Head of Marketing (from January of 2015 until August of 2016) and Chief Marketing Officer (since August of 2016). He is also an advisor to multiple startups including MPOWER Financing, an alternative lender for international students studying in the USA, and Impact Analytics, which provides advanced analytics and data services for the retail industry. Mr. Kalita is also a Member of the Advisory Board to the SXSW Accelerator. Previously, Mr. Kalita served in business development for Google Wallet from April 2012 to April 2013. Prior to that position, Mr. Kalita was involved with several successful startups including TxVia, a payment platform building technology company acquired by Google in 2012, and Irynsoft, a mobile education app company. Mr. Kalita has also worked for Intel and Citibank. Mr. Kalita has an M.B.A. from the Kellogg School of Management, as well as a B.S. and Masters in Engineering from Cornell University where he majored in Electrical Engineering.

Director Qualifications of Sanjib Kalita:

Mr. Kalita’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding financial technology and payments.

Mr. Lui Wai Leung Alan has served as Chief Financial Officer since May 12, 2016. Mr. Lui has been Chief Financial Officer of Singapore eDevelopment Limited, the Company’s majority stockholder, since November 2016 and served as its Acting Chief Financial Officer from June 2016 until November 2016. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has served as Co-Chief Financial Officer of SeD Intelligent Home Inc. since December 2017. Mr. Lui has served a Co-Chief Financial Officer of HF Enterprises Inc. since March 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

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

Director Independence

In light of the relationships between certain members of our Board and our majority stockholder, only one of our directors, Mr. Sanjib Kalita, may be deemed to be independent. Our board of directors has voluntarily adopted the corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors pursuant to Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.

Potential Conflicts

None of the members of our management work for the Company on a full-time basis. Both our Acting Chief Executive Officer and our Chief Financial Officer are employed by our largest stockholder, Singapore Development, and their services are being temporarily provided to us at no cost. Certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

We will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; and

●	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics. We intend to adopt one in the immediate future.

Item 11.
Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2018 and 2017

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman, Acting CEO (appointed as Acting CEO as of August 8, 2018)	2018	--	--	--	--	--
Conn Flanigan, Director, Secretary (effective as of September 19, 2018 resigned as director and Secretary)	2018	--	--	--	--	--
Lum Kan Fai, Director, Vice Chairman	2018	--	--	--	--	--
Sanjib Kalita (from February 20, 2018)	2018	--	--	--	--	--
Lee Wang Kei, CEO, CTO (effective as of August 8, 2018, resigned as CEO and CTO)	2018	36,439	--	--	1,359	37,798
Lui Wai Leung Alan, CFO	2018	--	--	--	--	--

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman (on June 21, 2017 resigned as CEO and President, and from December 1, 2017 appointed as Executive Chairman)	2017	--	--	--	--	--
Conn Flanigan, Director, Secretary	2017	--	--	--	--	--
Lum Kan Fai, Director, Vice Chairman (from June 21,2017 appointed as CEO & President and resigned as CTO, and from December 1, 2017 appointed as Vice Chairman and resigned as CEO & President)	2017	96,219	--	--	2,117	98,336
Lee Wang Kei, CEO, CTO (from June 21, 2017 appointed as CTO, and from December 1, 2017 appointed as CEO)	2017	3,688			184	3,872
Lui Wai Leung Alan, CFO	2017	--	--	--	--	--

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception. On July 30, 2018, the Company adopted the Equity Incentive Plan intended to encourage ownership of Shares by Employees and directors of and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 1, 2019 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of April 1, 2019, we had 506,898,576 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Singapore eDevelopment Limited (2)	506,623,576	99.946%
Officers and Directors
Chan Heng Fai (3)	506,623,576	99.946%
Conn Flanigan	0	0%
Sanjib Kalita	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (5 persons)

_____________________
(1) (2) (3)
Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
The address is: 7 Temasek Boulevard #29-01B, Suntec Tower One, Singapore 038987.
Mr. Chan, as the Chief Executive Officer and majority stockholder of Singapore eDevelopment Limited, is deemed to be the beneficial owner of those shares owned by Singapore eDevelopment Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

SeD is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman and Acting Chief Executive Officer of the Company’s Board of Directors, is also the Chief Executive Officer and a member of SeD’s Board of Directors, as well as the majority stockholder of SeD. Conn Flanigan, who served as a member of the Company’s Board of Directors until September of 2018, serves in various director and officer positions with subsidiaries of SeD. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of SeD. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

On December 31, 2014, the Company owed Singapore eDevelopment Limited (SeD), its majority stockholder, $4,428,438. This amount reflects a loan of $50,000 and the US equivalent of S$5,702,500. It also includes $32,574 in payments made by SeD on behalf of the Company. On December 28, 2014, SeD loaned the Company under a promissory note (the “Note”) $3,988,831 (S$5,250,533.93). The Note is non-interest bearing and matures on June 25, 2015. The Note has no prepayment penalty. The other loans and expenses covered by SeD for the benefit of the Company are not covered under a loan document.

On July 13, 2015, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars or $3,888,437 USD as of exchange rate on July 10, 2015, which amount was evidenced by a promissory note in favor of SeD effective December 28, 2014 (“SeD Promissory Note”). The principal amount of $3,888,437 was converted to common stock of the Company, and in exchange, SeD received 777,687 shares of common stock of the Company. The other loans and expenses covered by SeD for the benefit of the Company are not covered under a loan document.

On March 25, 2015, HotApps International Pte Ltd (“HIP”) acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from Mr. Chan Heng Fai, a substantial stockholder and the Company’s Executive Director and Acting CEO. HotApp International Limited is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each. The consideration of the acquisition was based on the issued share capital of HotApp International Limited, which is principally engaged in the sales and marketing of mobile application. HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

On January 25, 2017, the Company entered into an Agreement for Services with iGalen International Inc. (“iGalen”), a company specializing in dietary supplements, to provide iGalen with a mobile enterprise resource planning platform (“Mobile App”) for iGalen’s members. Under the terms of the agreement, iGalen, a U.S.-based network marketing company which is 53% owned by SeD, agreed to share 3% of its entire annual global revenue with the Company for the financial year ending December 31, 2017. In exchange, the Company assumed responsibility for maintaining and upgrading the Mobile App platform, as well as providing the required cloud infrastructure. The Company agreed to absorb the cost of development of the Mobile App, and agreed not to charge individual members for use of the Mobile App’s standard functions.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by the Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions. On December 20, 2018, The Board of Directors (the “Board”) of SeD announced to enter into sale and purchase agreements (“SPAs”) in relation to, among others, the sale of up to 3,200,000 shares (representing approximately 0.63% of the total issued and paid-up capital) in HotApp Blockchain Inc. (formerly known as HotApp International Inc.) (“HotApp”) to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000 (the “Proposed Sale”). The consideration for the Proposed Sale was arrived at on a willing-buyer-willing-seller basis, taking into consideration, among others, the latest net tangible asset value of HotApp which is currently negative. The purpose of the Proposed Sale is to raise funds for the general corporate and working capital of HotApp, including but not limited to the operating costs of HotApp. The Proposed Sale is expected to be completed by 30 June 2019. As of December 31, 2018, SeD sold 167,000 shares of HotApp to independent third parties, and SeD owned 99.946% of the Company after such transactions.

On March 27, 2017, SeD and the Company entered into a Preferred Stock Cancellation Agreement, by which SeD agreed to cancel its 13,800,000 shares of Perpetual Preferred Stock issued by the Company. On June 8, 2017, a Certificate of Retirement for 13,800,000 shares of the Perpetual Preferred Stock has been filed with the office of Secretary of State of the State of Delaware.

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

Mr. Chan Heng Fai is the Acting Chief Executive Officer and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer, Chairman and controlling stockholder of Singapore eDevelopment Limited, the majority stockholder of the Company. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Mr. Chan Heng Fai is also a member of the Board of Directors of Document Security Systems and a stockholder of Document Security Systems. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

We believe that the foregoing transactions were in our best interests. Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders or are fair to us as a corporation as of the time they were authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31,
	2018	2017
Audit Fees	$40,000	$37,500
Tax Fees	4,000	3,500
Total	$44,000	$41,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)
List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Stockholder Equity (Deficit) for the Period January 1, 2017 to December 31, 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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
3.1.2
Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

3.2.1	Bylaws (incorporated herein by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).
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

10.10
Outsource Technology Development Agreement, by and between Document Security Systems, Inc. and HotApp International Ltd., dated as of March 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 15, 2018).

10.11	HotApp Blockchain Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018).
10.12
Term Sheet, by and between HotApps International Pte Ltd and Alpha Mind Pte Ltd, dated as of September 14, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2018).

10.13
Guangzhou HotApp Equity Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed on November 14, 2018).

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

HOTAPP BLOCKCHAIN INC.
Date: April 1, 2019	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Acting Chief Executive Officer, Executive Chairman of the Board	April 1, 2019
Chan Heng Fai	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	April 1, 2019
Lui Wai Leung, Alan	(Principal Financial and Accounting Officer)

/s/ Lum Kan Fai	Vice Chairman of the Board	April 1, 2019
Lum Kan Fai

/s/ Sanjib Kalita	Director	April 1, 2019
Sanjib Kalita