Form 10-Q
period 2019-03-31
HotApp Blockchain Inc.
filed 2019-05-13
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 13, 2019, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I  FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$56,293	$108,777
Accounts receivable-related parties, net of allowance	-	39,427
Accounts receivable-trade, net of allowance	-	10,216
Prepaid expenses	50,185	588
Deposit and other receivable	-	549
Current assets of discontinued operations	-	14,317
TOTAL CURRENT ASSETS	106,478	173,874

Other investment	102	-
Promissory note-related parties	100,000	-
Non-current assets of discontinued operations	-	1,765
TOTAL ASSETS	$206,580	$175,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,300	$59,559
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	1,266,681	1,127,004
Current liabilities of discontinued operations	-	174,606
TOTAL CURRENT LIABILITIES	1,294,723	1,368,911

TOTAL LIABILITIES	1,294,723	1,368,911

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of March 31, 2019 and December 31, 2018	50,690	50,690
Accumulated other comprehensive loss	(272,511)	(225,119)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,470,513)	(5,623,034)
TOTAL STOCKHOLDERS' DEFICIT	(1,088,143)	(1,193,272)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$206,580	$175,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues:
Project fee-related parties	$-	$23,046
	-	23,046

Cost of revenues	-	11,230

Gross profit	$-	$11,816

Operating expenses:
Depreciation	$-	$2,809
General and administrative	151,205	94,008
Total operating expenses	151,205	96,817

(Loss) from operations	(151,205)	(85,001)

Other income:
Interest income	9	1
Foreign exchange gain	8,174	34,324
Gain on disposal of subsidiary	299,255	-
Total other income	307,438	34,325

Income (Loss) before taxes from continuing operations	156,233	(50,676)
Income tax provision	-	-
Net income (loss) from continuing operations	156,233	(50,676)
Loss from discontinued operations, net of tax	(3,712)	(19,969)
Net income (loss) applicable to common shareholders	$152,521	$(70,645)

Net income (loss) from continuing operations per share - basic and diluted	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$152,521	$(70,645)
Foreign currency translation (loss)	(47,392)	(59,452)
Total comprehensive income (loss)	$105,129	$(130,097)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

	Common		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2018	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	152,521	152,521
Foreign currency translation adjustment	-	-	-	(47,392)	-	(47,392)

Balance March 31, 2019	506,898,576	$50,690	$4,604,191	$(272,511)	$(5,470,513)	$(1,088,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$156,233	$(50,676)
Net (Loss) including noncontrolling interests from discontinued operations:	(3,712)	(19,969)
Net Income (Loss) including noncontrolling interests, total	152,521	(70,645)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	48	8,684
(Gain) on disposal of subsidiary	(299,255)	-
Impairment on accounts receivable	49,625	-
Foreign exchange transaction loss (gain)	(8,172)	(39,305)

Change in operating assets and liabilities:
Accounts receivable-related parties	-	(23,000)
Accounts receivable-trade	-	17,914
Security deposit and other receivable	481	(159)
Prepaid expenses	(49,597)	2,574
Promissory note-related party	(100,000)	-
Accounts payable and accrued expenses	(11,017)	(5,853)
Deferred revenue	-	-
Net cash used in operating activities	$(265,366)	$(109,790)

CASH FLOW FROM INVESTING ACTIVITIES:
Other investment	(102)	-
Net cash inflow on disposal of subsidiary	68,940	-
Purchase of fixed asset	-	(2,571)
Net cash generated from (used in) investing activities	$68,838	$(2,571)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	139,677	82,489
Net cash generated from financing activities	$139,677	$82,489

NET (DECREASE)/INCREASE IN CASH	(56,851)	(29,872)
Effects of exchange rates on cash	(4,901)	(20,147)

CASH AND CASH EQUIVALENTS at beginning of period	118,045	124,739
CASH AND CASH EQUIVALENTS at end of period	$56,293	$74,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On December 29, 2017, our Board approved a change of the Company’s name from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board’s determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies. Such services, which have not yet commenced commercially, would include white paper development, blockchain design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We believe that the increasing acceptance of blockchain technologies by potential customers will benefit us, however, public skepticism and regulatory concerns remain and may adversely impact our prospects in this area.

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

As of March 31, 2019, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,470,513 and has net working capital deficit of $1,188,245 at March 31, 2019. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through May 13, 2020. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2019. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the three month periods ended March 31, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2019, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $46,518 and $9,077 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively.

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

	Total	Related parties	Related parties	Trade	Trade
	Amount	Amount	Percentage	Amount	Percentage
Accounts receivables
As of March 31, 2019	$-	$-	-%	$-	-%
As of December 31, 2018	$49,643	$39,427	79%	$10,216	21%

Revenue
Continuing operations
For the three months ended March 31, 2019	$-	$-	-%	$-	-%
For the three months ended March 31, 2018	$23,046	$23,046	100%	$-	-%
Discontinued operations
For the three months ended March 31, 2019	$-	$-	-%	$-	-%
For the three months ended March 31, 2018	$4,623	$-	-%	$4,623	100%

During the three months of 2019, the Company has made full provision for the amount of accounts receivables brought forward from 2018.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development to customers. In respect to the provision of services, the agreement are less than one year with cancellable clause and are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

For the three months ended March 31, 2019
	Provision of Services		Web / Software Development		Total
Primary Geographical Markets
North America	$	$-	$	$-	$	$-
Asia		-		-		-
	$	$-	$	$-	$	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$	$-	$	$-	$	$-
Services transferred over time		-		-		-
	$	$-	$	$-	$	$-

	For the three months ended March 31, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$23,046	$-	$23,046
Asia	-	-	-
	$23,046	$-	$23,046

Discontinued operations
Asia	$-	$4,623	$4,623
	$-	$4,623	$4,623
Timing of Revenue Recognition
Goods transferred at a point in time	$-	$4,623	$4,623
Services transferred over time	23,046	-	23,046
	$23,046	$4,623	$27,669

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2019 or 2018, respectively.

Foreign currency translation

Items included in the financial statements of each entity in the group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore and Hong Kong and the PRC are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$) and Renminbi ("RMB"), which are also the functional currencies of these entities.

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

For the three months ended March 31, 2019, the Company recorded other comprehensive income from translation loss of $47,392 in the consolidated financial statements. For the three months ended March 31, 2018, the Company recorded other comprehensive income from translation loss of $59,452 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of March 31, 2019, no shares of preferred stock are eligible for conversion into voting common stock.

As of March 31, 2019, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Recent accounting pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (the Update). The ASU requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Topic 842 is effective for annual and interim periods beginning in the first quarter 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We have adopted the new standard on January 1, 2019 and use the effective date as our date of initial application.

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

Adoption of Topic 842 did not have a material impact on the Company’s consolidated financial statements because no lease is in force as at March 31, 2019.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated Other Comprehensive Income, or ASU 2018-02, which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. We have adopted ASU 2018-02 on January 1, 2019. The adoption of this Update had no material effect on the Company.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We have adopted ASU 2018-07 on January 1, 2019. The adoption of this Update had no material effect on the Company.

Note 3. FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31,	December 31,
	2019	2018
Computer equipment	$-	$45,458
Office equipment	-	20,886
Furniture and fixtures	-	4,847
Total	$-	$71,191
Less: accumulated depreciation	-	(69,426)
Fixed assets, net	$-	$1,765

All fixed assets have been disposed in conjunction with the disposal of subsidiary in January 2019. Depreciation expenses for continuing and discontinued operations charged to the consolidated statements of operations for the three months ended March 31, 2019 were $0 and $48, respectively.

Note 4. OTHER INVESTMENT

Other investment relates to the investment in an unquoted entity.

Note 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Continuing operations
Accrued professional fees	$15,497	$55,894
Other	4,803	3,665
Total	$20,300	$59,559
Discontinued operations
Accrued payroll & benefits	$-	$163,653
Accrued professional fees	-	-
Other	-	19,953
Total	$-	$174,606

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of March 31, 2019 and December 31, 2018, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

Common Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 1,000,000 shares of common stock to SeD. Such amount represented 19% ownership in the Company.

On July 13, 2015, Singapore eDevelopment Limited (“SeD”) acquired 777,687 shares of the Company common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions, SeD owned 98.17% of the Company.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions. On December 20, 2018, The Board of Directors (the “Board”) of SeD announced to enter into sale and purchase agreements (“SPAs”) in relation to, among others, the sale of up to 3,200,000 shares (representing approximately 0.63% of the total issued and paid-up capital) in HotApp Blockchain Inc. (formerly known as HotApp International Inc.) (“HotApp”) to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000 (the “Proposed Sale”). The consideration for the Proposed Sale was arrived at on a willing-buyer-willing-seller basis, taking into consideration, among others, the latest net tangible asset value of HotApp which is currently negative. The purpose of the Proposed Sale is to raise funds for the general corporate and working capital of HotApp, including but not limited to the operating costs of HotApp. The Proposed Sale is expected to be completed by 30 June 2019. As of December 31, 2018, SeD sold 167,000 shares of HotApp to independent third parties, and SeD owned 99.946% of the Company after such transactions. During the three months in 2019, SeD further sold 274,500 shares of HotApp to independent third parties, which led to a decrease in SeD’s shareholding to 99.892% after such transactions.

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

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of Shares by Employees and directors of and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of March 31, 2019.

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

The composition of assets and liabilities included in discontinued operations was as follows:

	January 14, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$31,060	$9,268
Deposit and other receivable	5,136	5,049
TOTAL CURRENT ASSETS	36,196	14,317

Fixed assets, net	1,717	1,765
TOTAL ASSETS	$37,913	$16,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$202,848	$174,606
TOTAL CURRENT LIABILITIES	202,848	174,606

TOTAL LIABILITIES	$202,848	$174,606

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues:
Project fee-others	$-	$4,623
	-	4,623

Cost of revenues	-	3,174

Gross profit	$-	$1,449

Operating expenses:
Depreciation	$48	$5,875
General and administrative	3,662	20,729
Total operating expenses	3,710	26,604

(Loss) from operations	(3,710)	(25,155)

Other income (expenses):
Other sundry income	-	205
Foreign exchange (loss) gain	(2)	4,981
Total other (expenses) income	(3.712)	5,186

Loss from discontinued operations	$(3.712)	$(19,969)

The cash flows attributable to the discontinued operation are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating	$24,493	$(15,139)
Investing	-	(2,716)
Financing	-	10,295
Net cash (outflows)/inflows	$24,493	$(7,560)

Note 9. INVESTMENT IN SUBSIDIARIES

a.
Composition of the Group

Name of company	Country of incorporation	Proportion of (%) of ownership interest
		March 31, 2019	December 31, 2018
HotApps International Pte Ltd (“HIP”)	Republic of Singapore	100% by Company	100% by Company
Crypto Exchange Inc.	State of Nevada, the United States of America	100% by Company	100% by Company
HWH World Inc.	State of Delaware, the United States of America	100% by Company	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	Republic of Singapore	100% owned by HIP	100% owned by HIP
HotApp International Limited*	Hong Kong (Special Administrative Region)	100% owned by HIP	100% owned by HIP
HotApps Information Technology Co Ltd (also known as Guangzhou HotApps Technology Ltd.)	People’s Republic of China	-% owned by HIP	100% owned by HIP

b.
Gain on disposal of subsidiary

As mentioned in Note 7 above, on October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP. The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

Consideration received	$100,000
Net liabilities disposal of	164,935
Cumulative exchange gain in respect of the net liabilities of subsidiary	34,320
Gain on disposal	$299,255

c.
Net cash inflow on disposal of subsidiary
Consideration received	$100,000
Less: cash and cash equivalent balances disposed of	(31,060)
Net cash inflow on disposal of disposed subsidiary	$68,940

Note 10. COMMITMENTS AND CONTINGENCIES

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

Note 11. RELATED PARTY BALANCES AND TRANSACTIONS

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

As of March 31, 2019, the Company has amount due to SeD of $1,261,274, an amount due to a director of $5,305, plus an amount due to an affiliate of $102 and an amount due from an affiliate of $2,213. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2018, the Company has amount due to SeD of $1,121,730, plus an amount due to a director of $5,274 and an amount due from an affiliate of $2,200. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of March 31, 2019 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount.

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

Note 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there are no reportable subsequent events.

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

Background and business

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

On December 29, 2017, our Board approved a change of the Company’s name from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board’s determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies. Such services, which have not yet commenced commercially, would include white paper development, blockchain design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We believe that the increasing acceptance of blockchain technologies by potential customers will benefit us, however, public skepticism and regulatory concerns remain and may adversely impact our prospects in this area.

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

As of March 31, 2019, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

The Group has relied significantly on SeD, our majority stockholder, as its principal sources of funding during the period. SeD has advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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
●
Application of Block Chain technology is no longer confined in the Financial industry, enterprises are looking block chain as a way to address product diversion, counterfeiting and track and trace solution. These applications become a major building block of B2B commerce.
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
●
Application of Block Chain technology is no longer confined in the Financial industry, enterprises are looking block chain as a way to address product diversion, counterfeiting and track and trace solution. These applications become a major building block of B2B commerce.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2019 and 2018

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. The Company had no revenue during the three months ended March 31, 2019. Total revenue for the three months ended March 31, 2018 for continuing operations were $23,046 from related parties. Total revenue for the three months ended March 31, 2018 for discontinued operations were $4,623, including none from related parties.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended March 31, 2019 and 2018 for continuing operations were $0 and $11,230, respectively. Total cost of revenue for the three months ended March 31, 2019 and 2018 for discontinued operations were $0 and $3,174, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended March 31, 2019 and 2018 for continuing operations were $151,205 and $96,817, of which $0 and $2,809 were depreciation expenses and $49,625 and $0 of bad debt expense, respectively. Total general and administrative expenses for the three months ended March 31, 2019 and 2018 for discontinued operations were $3,710 and $26,604, of which $48 and $5,875 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended March 31, 2019 and 2018, we have incurred $8,174 and $34,324 in foreign exchange gain, $299,255 and $0 in gain on disposal of investment, and $9 and $1 in interest income respectively for continuing operations. For the three months ended March 31, 2019 and 2018, we have incurred $(2) and $4,981 in unrealized foreign exchange (loss) gain, and $0 and $205 in other sundry income, respectively for discontinued operations.

Liquidity and Capital Resources

At March 31, 2019, we had cash of $56,293 and working capital deficit of $1,188,245. Cash had decreased during the three months ended March 31, 2019 primarily due to operating expenses incurred during the quarter and the payment for the 2018 accounts payable and accrued expenses.

We had a total stockholders’ deficit of $1,088,143 and an accumulated deficit of $5,470,513 as of March 31, 2019 compared with a total stockholders’ deficit of $1,193,272 and an accumulated deficit of $5,623,034 as of December 31, 2018. This difference is primarily due to the net income arising from the gain on disposal of subsidiary during the period.

For the three months ended March 31, 2019, we recorded a net income of $152,521.

We had net cash used in operating activities of $265,366 for the three months ended March 31, 2019. We had a positive change of $481 due to security deposit and other receivables, and a negative change of $49,597 due to prepaid expenses. We had a negative change of $100,000 due to promissory note, and a negative change of $11,017 due to accounts payable and accrued expenses.

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

For the three months ended March 31, 2019, we spent $102 on other investment and received a net cash inflow of $68,940 on the disposal of subsidiary, resulting in net cash generated from investing activities of $68,838 for the period.

For the three months ended March 31, 2018, we spent $2,571 on the acquisition of fixed assets, resulting in net cash used in investing activities of $2,571 for the period.

For the three months ended March 31, 2019, we had net cash provided by financial activities of $139,677 due to advances from an affiliate.

For the three months ended March 31, 2018, we had net cash provided by financial activities of $82,489 due to advances from an affiliate.

As of March 31, 2019, we do not have any fixed operating office lease agreements.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development to customers. In respect to the provision of services, the agreement are less than one year with cancellable clause and are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

For the three months ended March 31, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the three months ended March 31, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$23,046	$-	$23,046
Asia	-	-	-
	$23,046	$-	$23,046

Discontinued operations
Asia	$-	$4,623	$4,623
	$-	$4,623	$4,623
Timing of Revenue Recognition
Goods transferred at a point in time	$-	$4,623	$4,623
Services transferred over time	23,046	-	23,046
	$23,046	$4,623	$27,669

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2019 or 2018, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2019 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2019, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this quarterly report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of March 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of March 31, 2019, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

This quarterly report filed on Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

HOTAPP BLOCKCHAIN INC.

Date: May 13, 2019	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)