Form 10-Q
period 2019-06-30
HotApp Blockchain Inc.
filed 2019-08-14
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of August 14, 2019, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$70,046	$108,777
Accounts receivable-related parties, net of allowance	-	39,427
Accounts receivable-trade, net of allowance	-	10,216
Prepaid expenses	50,219	588
Deposit and other receivable	-	549
Current assets of discontinued operations	-	14,317
TOTAL CURRENT ASSETS	120,265	173,874

Other investment	102	-
Promissory note-related parties	100,000	-
Non-current assets of discontinued operations	-	1,765
TOTAL ASSETS	$220,367	$175,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,891	$59,559
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	1,332,550	1,127,004
Current liabilities of discontinued operations	-	174,606
TOTAL CURRENT LIABILITIES	1,358,183	1,368,911
TOTAL LIABILITIES	1,358,183	1,368,911

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of June 30, 2019 and December 31, 2018	50,690	50,690
Accumulated other comprehensive loss	(285,717)	(225,119)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,506,980)	(5,623,034)
TOTAL STOCKHOLDERS' DEFICIT	(1,137,816)	(1,193,272)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$220,367	$175,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues:
Project fee-related parties	$-	$69,043	$-	$92,089
Project fee-others	-	10,205		10,205
	-	79,248	-	102,294

Cost of revenues	-	42,229	-	53,459
Gross profit	$-	$37,019	$-	$48,835

Operating expenses:
Depreciation	$-	$2,817	$-	$5,626
General and administrative	47,257	128,016	198,462	222,024
Total operating expenses	47,257	130,833	198,462	227,650

(Loss) from operations	(47,257)	(93,814)	(198,462)	(178,815)

Other income/(expenses):
Interest income	23	6	32	7
Foreign exchange gain /(loss)	10,767	(80,738)	18,941	(46,414)
Gain on disposal of subsidiary	-	-	299,255	-
Total other income/(expenses)	10,790	(80,732)	318,228	(46,407)

Income (Loss) before taxes from continuing operations	(36,467)	(174,546)	119,766	(225,222)
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	(36,467)	(174,546)	119,766	(225,222)
Loss from discontinued operations, net of tax	-	(28,151)	(3,712)	(48,120)
Net income (loss) applicable to common shareholders	$(36,467)	$(202,697)	$116,054	$(273,342)

Net income (loss) from continuing operations per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Net loss from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$(36,467)	$(202,697)	$116,054	$(273,342)
Foreign currency translation (loss) gain	(13,206)	128,115	(60,598)	68,663
Total comprehensive income (loss)	$(49,673)	$(74,582)	$55,456	$(204,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Common Shares	Par Value	Pain-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholder's Equity (Deficit)
Balance December 31, 2018	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	152,521	152,521
Foreign currency translation adjustment	-	-	-	(47,392)	-	(47,392)
Balance March 31, 2019	506,898,576	$50,690	$4,604,191	$(272,511)	$(5,470,513)	$(1,088,143)
Net income for period	-	-	-	-	(36,467)	(36,467)
Foreign currency translation adjustment	-	-	-	(13,206)	-	(13,206)
Balance June 30, 2019	506,898,576	$50,690	$4,604,191	$(285,717)	$(5,506,980)	$(1,137,816)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2017	506,898,576	$50,690	$4,604,191	$(289,398)	$(5,126,964)	$(761,481)
Net income for period	-	-	-	-	(70,645)	(70,645)
Foreign currency translation adjustment	-	-	-	(59,452)	-	(59,452)
Balance March 31, 2018	506,898,576	$50,690	$4,604,191	$(348,850)	$(5,197,609)	$(891,578)
Net income for period	-	-	-	-	(202,697)	(202,697)
Foreign currency translation adjustment	-	-	-	128,115	-	128,115
Balance June 30, 2018	506,898,576	$50,690	$4,604,191	$(220,735)	$(5,400,306)	$(966,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$119,766	$(225,222)
Net (Loss) including noncontrolling interests from discontinued operations:	(3,712)	(48,120)
Net Income (Loss) including noncontrolling interests, total	116,054	(273,342)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	48	10,422
(Gain) on disposal of subsidiary	(299,255)	-
Impairment on accounts receivable	49,676	-
Foreign exchange transaction loss (gain)	(18,939)	45,851

Change in operating assets and liabilities:
Accounts receivable-related parties	-	50,000
Accounts receivable-trade	-	(8,108)
Security deposit and other receivable	463	122
Prepaid expenses	(49,632)	(1,529)
Promissory note-related party	(100,000)	-
Accounts payable and accrued expenses	(13,426)	(15,694)
Net cash used in operating activities	$(315,011)	$(192,278)

CASH FLOW FROM INVESTING ACTIVITIES:
Other investment	(102)	-
Net cash inflow on disposal of subsidiary	68,940	-
Purchase of fixed asset	-	(1,013)
Net cash generated from (used in) investing activities	$68,838	$(1,013)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	205,546	127,758
Net cash generated from financing activities	$205,546	$127,758

NET (DECREASE)/INCREASE IN CASH	(40,627)	(65,533)
Effects of exchange rates on cash	(7,372)	22,812

CASH AND CASH EQUIVALENTS at beginning of period	118,045	124,739
CASH AND CASH EQUIVALENTS at end of period	$70,046	$82,018

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

As of June 30, 2019, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,506,980 and has net working capital deficit of $1,237,918 at June 30, 2019. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through August 14, 2020. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2019. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the six month periods ended June 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2019, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $40,571 and $28,896 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively.

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

	Total Amount	Related Parties Amount	Related Parties Percentage	Trade Amount	Trade Percentage
Accounts receivables
As of June 30, 2019	$-	$-	-%	$-	-%
As of December 31, 2018	$49,643	$39,427	79%	$10,216	21%

Revenue
Continuing operations
For the six months ended June 30, 2019	$-	$-	-%	$-	-%
For the six months ended June 30, 2018	$102,294	$92,089	90%	$10,205	10%
Discontinued operations
For the six months ended June 30, 2019	$-	$-	-%	$-	-%
For the six months ended June 30, 2018	$7,611	$-	-%	$7,611	100%

During the six months of 2019, the Company has made full provision for the amount of accounts receivables brought forward from 2018.

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

For the six months ended June 30, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the six months ended June 30, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$92,089	$-	$92,089
Asia	-	10,205	10,205
	$92,089	$10,205	$102,294

Discontinued operations
Asia	$-	$7,611	$7,611
	$-	$7,611	$7,611
Timing of Revenue Recognition
Goods transferred at a point in time	$-	$17,816	$17,816
Services transferred over time	92,089	-	92,089
	$92,089	$17,816	$109,905

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2019 or 2018, respectively.

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

For the six months ended June 30, 2019, the Company recorded other comprehensive income from translation loss of $60,598 in the consolidated financial statements. For the six months ended June 30, 2018, the Company recorded other comprehensive income from translation gain of $68,663 in the consolidated financial statements.

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

As of June 30, 2019, no shares of preferred stock are eligible for conversion into voting common stock.

As of June 30, 2019, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

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

Adoption of Topic 842 did not have a material impact on the Company’s consolidated financial statements because no lease is in force as at June 30, 2019.

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

All fixed assets have been disposed in conjunction with the disposal of subsidiary in January 2019. Depreciation expenses for continuing and discontinued operations charged to the consolidated statements of operations for the six months ended June 30, 2019 were $0 and $48, respectively.

Note 4. OTHER INVESTMENT

Other investment relates to the investment in an unquoted entity.

Note 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
Continuing operations
Accrued professional fees	$13,084	$55,894
Other	4,807	3,665
Total	$17,891	$59,559
Discontinued operations
Accrued payroll & benefits	$-	$163,653
Accrued professional fees	-	-
Other	-	10,953
Total	$-	$174,606

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of June 30, 2019 and December 31, 2018, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions. On December 20, 2018, The Board of Directors (the “Board”) of SeD announced to enter into sale and purchase agreements (“SPAs”) in relation to, among others, the sale of up to 3,200,000 shares (representing approximately 0.63% of the total issued and paid-up capital) in HotApp Blockchain Inc. (formerly known as HotApp International Inc.) (“HotApp”) to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000 (the “Proposed Sale”). The consideration for the Proposed Sale was arrived at on a willing-buyer-willing-seller basis, taking into consideration, among others, the latest net tangible asset value of HotApp which is currently negative. The purpose of the Proposed Sale is to raise funds for the general corporate and working capital of HotApp, including but not limited to the operating costs of HotApp. The Proposed Sale is expected to be completed by 30 June 2019. As of December 31, 2018, SeD sold 167,000 shares of HotApp to independent third parties, and SeD owned 99.946% of the Company after such transactions. During the six months in 2019, SeD further sold 331,500 shares of HotApp to independent third parties, which led to a decrease in SeD’s shareholding to 99.88% after such transactions.

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

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of Shares by Employees and directors of and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of June 30, 2019.

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

The composition of assets and liabilities included in discontinued operations was as follows:

	January 14, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$31,060	$9,268
Deposit and other receivable	5,136	5,049
TOTAL CURRENT ASSETS	36,196	14,317

Fixed assets, net	1,717	1,765
TOTAL ASSETS	$37,913	$16,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$202,848	$174,606
TOTAL CURRENT LIABILITIES	202,848	174,606
TOTAL LIABILITIES	$202,848	$174,606

The aggregate financial results of discontinued operations were as follows:

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues:
Project fee-others	$-	$2,988	$-	$7,611
	-	2,988	-	7,611

Cost of revenues	-	1,530	-	4,704
Gross profit	$-	$1,458	$-	$2,907

Operating expenses:
Depreciation	$-	$(1,079)	$48	$4,796
General and administrative	-	26,405	3,662	47,134
Total operating expenses	-	25,326	3,710	51,930

(Loss) from operations	-	(23,868)	(3,710)	(49,023)

Other income (expenses):
Other sundry income	-	135	-	340
Foreign exchange (loss) gain	-	(4,418)	(2)	563
Total other (expenses) income	-	(4,283)	(2)	903
Loss from discontinued operations	$-	$(28,151)	$(3,712)	$(48,120)

The cash flows attributable to the discontinued operation are as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating	$24,493	$(47,785)
Investing	-	(33)
Financing	-	24,555
Net cash (outflows)/inflows	$24,493	$(23,263)

Note 9. INVESTMENT IN SUBSIDIARIES

a.
Composition of the Group

Name of company	Country of incorporation	Proportion of (%) of ownership interest
1st Tier Subsidiary:		June 30, 2019	December 31, 2018
HotApps International Pte Ltd (“HIP”)	Republic of Singapore	100% by Company	100% by Company
Crypto Exchange Inc.	State of Nevada, the United States of America	100% by Company	100% by Company
HWH World Inc.	State of Delaware, the United States of America	100% by Company	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	Republic of Singapore	100% owned by HIP	100% owned by HIP
HotApp International Limited*	Hong Kong (Special Administrative Region)	100% owned by HIP	100% owned by HIP
HotApps Information Technology Co Ltd (also known as Guangzhou HotApps Technology Ltd.)	People’s Republic of China	-% owned by HIP	100% owned by HIP

b.
Gain on disposal of subsidiary

As mentioned in Note 8 above, on October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP. The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

Consideration received	$100,000
Net liabilities disposal of	164,935
Cumulative exchange gain in respect of thenet liabilities of subsidiary	34,320
Gain on disposal	$299,255

c.
Net cash inflow on disposal of subsidiary

Consideration received	$100,000
Less: cash and cash equivalent balances disposed of	(31,060)
Net cash inflow on disposal of disposed subsidiary	$68,940

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

Note 11. RELATED PARTY BALANCES AND TRANSACTIONS

SeD is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman and Acting Chief Executive Officer of the Company’s Board of Directors, is also the Chief Executive Officer and a member of SeD’s Board of Directors, as well as the majority stockholder of SeD. Conn Flanigan, who served as a member of the Company’s Board of Directors until September of 2018, serves in various director and officer positions with subsidiaries of SeD. Lui Wai Leung Alan, the Company’s Chief Financial Officer and Secretary, is also the Chief Financial Officer of SeD. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

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

As of June 30, 2019, the Company has amount due to SeD of $1,327,135, an amount due to a director of $5,313, plus an amount due to an affiliate of $102 and an amount due from an affiliate of $2,216. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2018, the Company has amount due to SeD of $1,121,730, plus an amount due to a director of $5,274 and an amount due from an affiliate of $2,200. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of June 30, 2019 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount.

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

As of June 30, 2019, details of the Company’s subsidiaries are as follows:

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2019 and 2018

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. The Company had no revenue during the three months ended June 30, 2019. Total revenue for the three months ended June 30, 2018 for continuing operations were $79,248, including $69,043 from related parties. Total revenue for the three months ended June 30, 2018 for discontinued operations were $2,988, including none from related parties.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended June 30, 2019 and 2018 for continuing operations were $0 and $42,229, respectively. Total cost of revenue for the three months ended June 30, 2019 and 2018 for discontinued operations were $0 and $1,530, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended June 30, 2019 and 2018 for continuing operations were $47,257 and $130,833, of which $0 and $2,817 were depreciation expenses respectively. Total general and administrative expenses for the three months ended June 30, 2019 and 2018 for discontinued operations were $0 and $25,326, of which $0 and $(1,079) were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended June 30, 2019 and 2018, we have incurred $10,767 and $(80,738) in foreign exchange gain (loss), and $23 and $6 in interest income respectively for continuing operations. For the three months ended June 30, 2019 and 2018, we have incurred $0 and $(4,418) in foreign exchange (loss), and $0 and $135 in other sundry income, respectively for discontinued operations.

For the unaudited six months period ending June 30, 2019 and 2018

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. The Company had no revenue during the six months ended June 30, 2019. Total revenue for the six months ended June 30, 2018 for continuing operations were $102,294, including $92,089 from related parties. Total revenue for the six months ended June 30, 2018 for discontinued operations were $7,611, including none from related parties.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the six months ended June 30, 2019 and 2018 for continuing operations were $0 and $53,459, respectively. Total cost of revenue for the six months ended June 30, 2019 and 2018 for discontinued operations were $0 and $4,704, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees and rental expense. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the six months ended June 30, 2019 and 2018 for continuing operations were $198,462 and $227,650, of which $0 and $5,626 were depreciation expenses respectively. Total general and administrative expenses for the six months ended June 30, 2019 and 2018 for discontinued operations were $3,710 and $51,930, of which $48 and $4,796 were depreciation expenses, respectively.

Other (Expense) / Income

For the six months ended June 30, 2019 and 2018, we have incurred $18,941 and $(46,414) in foreign exchange gain (loss), $299,255 and $0 in gain on disposal of investment, and $32 and $7 in interest income respectively for continuing operations. For the six months ended June 30, 2019 and 2018, we have incurred $(2) and $563 in foreign exchange (loss) gain, and $0 and $340 in other sundry income, respectively for discontinued operations.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $70,046 and working capital deficit of $1,237,918. Cash had decreased during the six months ended June 30, 2019 primarily due to operating expenses incurred during the period and the payment for the 2018 accounts payable and accrued expenses.

We had a total stockholders’ deficit of $1,137,816 and an accumulated deficit of $5,506,980 as of June 30, 2019 compared with a total stockholders’ deficit of $1,193,272 and an accumulated deficit of $5,623,034 as of December 31, 2018. This difference is due to the net effect of the operating expenses and the income arising from the gain on disposal of subsidiary during the period.

For the six months ended June 30, 2019, we recorded a net income of $116,054.

We had net cash used in operating activities of $315,011 for the six months ended June 30, 2019. We had a positive change of $463 due to security deposit and other receivables, and a negative change of $49,632 due to prepaid expenses. We had a negative change of $100,000 due to promissory note, and a negative change of $13,426 due to accounts payable and accrued expenses.

For the six months ended June 30, 2018, we recorded a net loss of $273,342.

We had net cash used in operating activities of $192,278 for the six months ended June 30, 2018. We had a net positive change of $41,892 due to accounts receivable, a positive change of $122 due to security deposit and other receivables, and a negative change of $1,529 due to prepaid expenses. We had a negative change of $15,694 due to accounts payable and accrued expenses.

For the six months ended June 30, 2019, we spent $102 on other investment and received a net cash inflow of $68,940 on the disposal of subsidiary, resulting in net cash generated from investing activities of $68,838 for the period.

For the six months ended June 30, 2018, we spent $1,013 on the acquisition of fixed assets, resulting in net cash used in investing activities of $1,013 for the period.

For the six months ended June 30, 2019, we had net cash provided by financial activities of $205,546 due to advances from related parties.

For the six months ended June 30, 2018, we had net cash provided by financial activities of $127,758 due to advances from related parties.

As of June 30, 2019, we do not have any fixed operating office lease agreements.

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

For the six months ended June 30, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the six months ended June 30, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$92,089	$-	$92,089
Asia	-	10,205	10,205
	$92,089	$10,205	$102,294

Discontinued operations
Asia	$-	$7,611	$7,611
	$-	$7,611	$7,611
Timing of Revenue Recognition
Goods transferred at a point in time	$-	$17,816	$17,816
Services transferred over time	92,089	-	92,089
	$92,089	$17,816	$109,905

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2019 or 2018, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company did not have any off-balance sheet arrangements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2019 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2019, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of June 30, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of June 30, 2019, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

The following exhibits filed with this Form 10-Q Quarterly Report:

Exhibit Number	Description

31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTAPP BLOCKCHAIN INC.

Date: August 14, 2019	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)