Form 10-Q
period 2019-09-30
HotApp Blockchain Inc.
filed 2019-11-12
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 12, 2019, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$60,655	$108,777
Accounts receivable-related parties, net of allowance	-	39,427
Accounts receivable-trade, net of allowance	-	10,216
Prepaid expenses	49,110	588
Deposit and other receivable	-	549
Current assets of discontinued operations	-	14,317
TOTAL CURRENT ASSETS	109,765	173,874

Other non-current assets	100	-
Promissory note-related parties	100,000	-
Non-current assets of discontinued operations	-	1,765
TOTAL ASSETS	$209,865	$175,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,830	$59,559
Accrued taxes and franchise fees	7,742	7,742
Amount due to related parties	1,330,976	1,127,004
Current liabilities of discontinued operations	-	174,606
TOTAL CURRENT LIABILITIES	1,356,548	1,368,911

TOTAL LIABILITIES	1,356,548	1,368,911

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of September 30, 2019 and December 31, 2018	50,690	50,690
Accumulated other comprehensive loss	(215,028)	(225,119)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,586,536)	(5,623,034)
TOTAL STOCKHOLDERS' DEFICIT	(1,146,683)	(1,193,272)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$209,865	$175,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenues:
Project fee-related parties	$-	$23,018	$-	$115,107
Project fee-others	-	10,203	-	20,408
	-	33,221	-	135,515

Cost of revenues	-	20,652	-	74,111

Gross profit	$-	$12,569	$-	$61,404

Operating expenses:
Depreciation	$-	$2,207	$-	$7,833
General and administrative	34,970	71,137	233,386	293,161
Total operating expenses	34,970	73,344	233,386	300,994

(Loss) from operations	(34,970)	(60,775)	(233,386)	(239,590)

Other income/(expenses):
Interest income	8	-	41	7
Foreign exchange (loss)	(44,594)	(3,359)	(25,700)	(49,773)
Gain on disposal of subsidiary	-	-	299,255	-
Total other income/(expenses)	(44,586)	(3,359)	273, 596	(49,766)

Income (Loss) before taxes from continuing operations	(79,556)	(64,134)	40,210	(289,356)
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	(79,556)	(64,134)	40,210	(289,356)
Loss from discontinued operations, net of tax	-	(32,143)	(3,712)	(80,263)
Net income (loss) applicable to common shareholders	$(79,556)	$(96,277)	$36,498	$(369,619)

Net income (loss) from continuing operations per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Net loss from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$(79,556)	$(96,277)	$36,498	$(369,619)
Foreign currency translation (loss) gain	70,689	21,899	10,091	90,562
Total comprehensive income (loss)	$(8,867)	$(74,378)	$46,589	$(279,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2018	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	152,521	152,521
Foreign currency translation adjustment	-	-	-	(47,392)	-	(47,392)

Balance March 31, 2019	506,898,576	$50,690	$4,604,191	$(272,511)	$(5,470,513)	$(1,088,143)
Net income for period	-	-	-	-	(36,467)	(36,467)
Foreign currency translation adjustment	-	-	-	(13,206)	-	(13,206)

Balance June 30, 2019	506,898,576	$50,690	$4,604,191	$(285,717)	$(5,506,980)	$(1,137,816)
Net income for period	-	-	-	-	(79,556)	(79,556)
Foreign currency translation adjustment	-	-	-	70,689	-	70,689

Balance September 30, 2019	506,898,576	$50,690	$4,604,191	$(215,028)	$(5,586,536)	$(1,146,683)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2017	506,898,576	$50,690	$4,604,191	$(289,398)	$(5,126,964)	$(761,481)
Net income for period	-	-	-	-	(70,645)	(70,645)
Foreign currency translation adjustment	-	-	-	(59,452)	-	(59,452)

Balance March 31, 2018	506,898,576	$50,690	$4,604,191	$(348,850)	$(5,197,609)	$(891,578)
Net income for period	-	-	-	-	(202,697)	(202,697)
Foreign currency translation adjustment	-	-	-	128,115	-	128,115

Balance June 30, 2018	506,898,576	$50,690	$4,604,191	$(220,735)	$(5,400,306)	$(966,160)
Net income for period	-	-	-	-	(96,277)	(96,277)
Foreign currency translation adjustment	-	-	-	21,899	-	21,899

Balance September 30, 2018	506,898,576	$50,690	$4,604,191	$(198,836)	$(5,496,583)	$(1,040,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$40,210	$(289,356)
Net (Loss) including noncontrolling interests from discontinued operations:	(3,712)	(80,263)
Net Income (Loss) including noncontrolling interests, total	36,498	(369,619)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	48	13,822
(Gain) on disposal of subsidiary	(299,255)	-
Impairment on accounts receivable	49,639	-
Foreign exchange transaction loss (gain)	25,702	58,896

Change in operating assets and liabilities:
Accounts receivable-related parties	-	50,000
Accounts receivable-trade	-	4,781
Security deposit and other receivable	462	292
Prepaid expenses	(48,522)	3,662
Promissory note-related party	(100,000)	-
Accounts payable and accrued expenses	(13,488)	(4,509)
Net cash used in operating activities	$(348,916)	$(242,675)

CASH FLOW FROM INVESTING ACTIVITIES:
Other non-current assets	(100)	-
Net cash inflow on disposal of subsidiary	68,940	-
Purchase of fixed asset	-	(1,518)
Net cash generated from (used in) investing activities	$68,840	$(1,518)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	203,972	162,099
Net cash generated from financing activities	$203,972	$162,099

NET (DECREASE)/INCREASE IN CASH	(76,104)	(82,094)
Effects of exchange rates on cash	18,714	31,666

CASH AND CASH EQUIVALENTS at beginning of period	118,045	124,739
CASH AND CASH EQUIVALENTS at end of period	$60,655	$74,311

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

As of September 30, 2019, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,586,536 and has net working capital deficit of $1,246,783 at September 30, 2019. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through November 12, 2020. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2019. Our ability to continue as a going concern is dependent upon achieving sales growth, the management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the nine month periods ended September 30, 2019 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements of the Group include the financial statements of HotApp Blockchain Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s condensed consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2019, cash and cash equivalents of the Group includes, on an as converted basis to US dollars $36,621 and $23,575 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively.

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

	Total	Related parties	Related parties	Trade	Trade
	Amount	Amount	Percentage	Amount	Percentage
Accounts receivables
As of September 30, 2019	$-	$-	-%	$-	-%
As of December 31, 2018	$49,643	$39,427	79%	$10,216	21%

Revenue
Continuing operations
For the nine months ended September 30, 2019	$-	$-	-%	$-	-%
For the nine months ended September 30, 2018	$135,515	$115,107	85%	$20,408	15%
Discontinued operations
For the nine months ended September 30, 2019	$-	$-	-%	$-	-%
For the nine months ended September 30, 2018	$7,437	$-	-%	$7,437	100%

During the nine months of 2019, the Company has made full provision for the amount of accounts receivables brought forward from 2018.

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

For the nine months ended September 30, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the nine months ended September 30, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$115,107	$-	$115,107
Asia	-	20,408	20,408
	$115,107	$20,408	$135,515

Discontinued operations
Asia	$-	$7,437	$7,437
	$-	$7,437	$7,437
Timing of Revenue Recognition
Goods transferred at a point in time	$-	$27,845	$27,845
Services transferred over time	115,107	-	115,107
	$115,107	$27,845	$142,952

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2019 or 2018, respectively.

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

For the nine months ended September 30, 2019, the Company recorded other comprehensive income from translation gain of $10,091 in the condensed consolidated financial statements. For the nine months ended September 30, 2018, the Company recorded other comprehensive income from translation gain of $90,562 in the consolidated financial statements.

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

As of September 30, 2019, no shares of preferred stock are eligible for conversion into voting common stock.

As of September 30, 2019, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

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

The adoption of Topic 842 had no material impact on the Company.

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

All fixed assets have been disposed in conjunction with the disposal of subsidiary in January 2019. Depreciation expenses for continuing and discontinued operations charged to the consolidated statements of operations for the nine months ended September 30, 2019 were $0 and $48, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Continuing operations
Accrued professional fees	$14,328	$55,894
Other	3,502	3,665
Total	$17,830	$59,559
Discontinued operations
Accrued payroll & benefits	$-	$163,653
Accrued professional fees	-	-
Other	-	10,953
Total	$-	$174,606

Note 5. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of September 30, 2019 and December 31, 2018, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On March 27, 2017, the Company entered into a Loan Conversion Agreement with SeD, pursuant to which SeD agreed to convert $450,890 of debt owed by Company to SeD into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and SeD owned 99.979% of the Company after such transactions. On December 20, 2018, The Board of Directors (the “Board”) of SeD announced to enter into sale and purchase agreements (“SPAs”) in relation to, among others, the sale of up to 3,200,000 shares (representing approximately 0.63% of the total issued and paid-up capital) in HotApp Blockchain Inc. (formerly known as HotApp International Inc.) (“HotApp”) to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000 (the “Proposed Sale”). The consideration for the Proposed Sale was arrived at on a willing-buyer-willing-seller basis, taking into consideration, among others, the latest net tangible asset value of HotApp which is currently negative. The purpose of the Proposed Sale is to raise funds for the general corporate and working capital of HotApp, including but not limited to the operating costs of HotApp. The Proposed Sale is expected to be completed by 30 June 2019. As of December 31, 2018, SeD sold 167,000 shares of HotApp to independent third parties, and SeD owned 99.946% of the Company after such transactions. During the nine months in 2019, SeD further sold 361,500 shares of HotApp to independent third parties, which led to a decrease in SeD’s shareholding to 99.874% after such transactions.

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

Note 6. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of Shares by Employees and directors of and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of September 30, 2019.

Note 7. DISCONTINUED OPERATIONS

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

The composition of assets and liabilities included in discontinued operations was as follows:

	January 14, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$31,060	$9,268
Deposit and other receivable	5,136	5,049
TOTAL CURRENT ASSETS	36,196	14,317

Fixed assets, net	1,717	1,765
TOTAL ASSETS	$37,913	$16,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$202,848	$174,606
TOTAL CURRENT LIABILITIES	202,848	174,606

TOTAL LIABILITIES	$202,848	$174,606

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenues:
Project fee-others	$-	$-	$-	$7,437
	-	-	-	7,437

Cost of revenues	-	-	-	4,596

Gross profit	$-	$-	$-	$2,841

Operating expenses:
Depreciation	-	1,193	48	$5,989
General and administrative	-	21,279	3,662	68,413
Total operating expenses	-	22,472	3,710	74,402

(Loss) from operations	-	(22,472)	(3,710)	(71,561)

Other income (expenses):
Other sundry income	-	81	-	421
Foreign exchange (loss)	-	(9,752)	(2)	(9,123)
Total other (expenses) income	-	(9,671)	(2)	(8,702)

Loss from discontinued operations	$-	$(32,143)	$(3,712)	$(80,263)

The cash flows attributable to the discontinued operation are as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating	$24,493	$(74,866)
Investing	-	-
Financing	-	28,502
Net cash (outflows)/inflows	$24,493	$(46,364)

Note 8. INVESTMENT IN SUBSIDIARIES

a.
Composition of the Group

Name of company	Country of incorporation	Proportion of (%) of ownership interest
1st Tier Subsidiary:		September 30, 2019	December 31, 2018
HotApps International Pte Ltd (“HIP”)	Republic of Singapore	100% by Company	100% by Company
Crypto Exchange Inc.	State of Nevada, the United States of America	100% by Company	100% by Company
HWH World Inc.	State of Delaware, the United States of America	100% by Company	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	Republic of Singapore	100% owned by HIP	100% owned by HIP
HotApp International Limited*	Hong Kong (Special Administrative Region)	100% owned by HIP	100% owned by HIP
HotApps Information Technology Co Ltd (also known as Guangzhou HotApps Technology Ltd.)	People’s Republic of China	-% owned by HIP	100% owned by HIP

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

As of September 30, 2019, the Company has amount due to SeD of $1,325,674, an amount due to a director of $5,202, plus an amount due to an affiliate of $100 and an amount due from an affiliate of $2,170. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2018, the Company has amount due to SeD of $1,121,730, plus an amount due to a director of $5,274 and an amount due from an affiliate of $2,200. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of September 30, 2019 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount.

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

As of September 30, 2019, details of the Company’s subsidiaries are as follows:

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2019 and 2018

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. The Company had no revenue during the three months ended September 30, 2019. Total revenue for the three months ended September 30, 2018 for continuing operations were $33,221, including $23,018 from related parties. Total revenue for the three months ended September 30, 2018 for discontinued operations were $0.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the three months ended September 30, 2019 and 2018 for continuing operations were $0 and $20,652, respectively. Total cost of revenue for the three months ended September 30, 2019 and 2018 for discontinued operations were $0.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expense and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended September 30, 2019 and 2018 for continuing operations were $34,970 and $73,344, of which $0 and $2,207 were depreciation expenses respectively. Total general and administrative expenses for the three months ended September 30, 2019 and 2018 for discontinued operations were $0 and $22,472, of which $0 and $1,193 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended September 30, 2019 and 2018, we have incurred $(44,594) and $(3,359) in foreign exchange (loss), and $8 and $0 in interest income respectively for continuing operations. For the three months ended September 30, 2019 and 2018, we have incurred $0 and $(9,752) in foreign exchange (loss), and $0 and $81 in other sundry income, respectively for discontinued operations.

For the unaudited nine months period ending September 30, 2019 and 2018

Revenue

Revenue consist primarily of the service rendered on projects which require significant software production. The Company had no revenue during the nine months ended September 30, 2019. Total revenue for the nine months ended September 30, 2018 for continuing operations were $135,515, including $115,107 from related parties. Total revenue for the nine months ended September 30, 2018 for discontinued operations were $7,437, including none from related parties.

Cost of revenue

Cost of revenue consist primarily of salary and outside consulting expenses incurred directly to the projects. Total cost of revenue for the nine months ended September 30, 2019 and 2018 for continuing operations were $0 and $74,111, respectively. Total cost of revenue for the nine months ended September 30, 2019 and 2018 for discontinued operations were $0 and $4,596, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expense and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the nine months ended September 30, 2019 and 2018 for continuing operations were $233,386 and $300,994, of which $0 and $7,833 were depreciation expenses respectively. Total general and administrative expenses for the nine months ended September 30, 2019 and 2018 for discontinued operations were $3,710 and $74,402, of which $48 and $5,989 were depreciation expenses, respectively.

Other (Expense) / Income

For the nine months ended September 30, 2019 and 2018, we have incurred $(25,700) and $(49,773) in foreign exchange (loss), $299,255 and $0 in gain on disposal of investment, and $41 and $7 in interest income respectively for continuing operations. For the nine months ended September 30, 2019 and 2018, we have incurred $(2) and $(9,123) in foreign exchange (loss), and $0 and $421 in other sundry income, respectively for discontinued operations.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $60,655 and working capital deficit of $1,246,783. Cash had decreased during the nine months ended September 30, 2019 primarily due to operating expenses incurred during the period.

We had a total stockholders’ deficit of $1,146,683 and an accumulated deficit of $5,586,536 as of September 30, 2019 compared with a total stockholders’ deficit of $1,193,272 and an accumulated deficit of $5,623,034 as of December 31, 2018. This difference is due to the net effect of the operating expenses and the income arising from the gain on disposal of subsidiary during the period.

For the nine months ended September 30, 2019, we recorded a net income of $36,498.

We had net cash used in operating activities of $348,916 for the nine months ended September 30, 2019. We had a positive change of $462 due to security deposit and other receivables, and a negative change of $48,522 due to prepaid expenses. We had a negative change of $100,000 due to promissory note, and a negative change of $13,488 due to accounts payable and accrued expenses.

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

For the nine months ended September 30, 2019, we spent $100 on other non-current assets and received a net cash inflow of $68,940 on the disposal of subsidiary, resulting in net cash generated from investing activities of $68,840 for the period.

For the nine months ended September 30, 2018, we spent $1,518 on the acquisition of fixed assets, resulting in net cash used in investing activities of $1,518 for the period.

For the nine months ended September 30, 2019, we had net cash provided by financial activities of $203,972 due to advances from related parties.

For the nine months ended September 30, 2018, we had net cash provided by financial activities of $162,099 due to advances from related parties.

As of September 30, 2019, we do not have any fixed operating office lease agreements.

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

For the nine months ended September 30, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the nine months ended September 30, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$115,107	$-	$115,107
Asia	-	20,408	20,408
	$115,107	$20,408	$135,515

Discontinued operations
Asia	$-	$7,437	$7,437
	$-	$7,437	$7,437
Timing of Revenue Recognition
Goods transferred at a point in time	$-	$27,845	$27,845
Services transferred over time	115,107	-	115,107
	$115,107	$27,845	$142,952

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2019 or 2018, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company did not have any off-balance sheet arrangements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2019 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2019, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2019, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

HOTAPP BLOCKCHAIN INC.

Date: November 12, 2019	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)