Form 10-K
period 2019-12-31
HotApp Blockchain Inc.
filed 2020-03-30
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2019. As of June 30, 2019, 606,500 shares were held by non-affiliates. The most recent known price for private sales of the registrant’s securities was $.50 per share, reflecting a total value for the outstanding non-affiliate shares of our common stock of $303,250.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2020, there were 506,898,576 shares outstanding of the registrant’s common stock $0.001 par value.

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

PART I

Item 1. Business.

Business Description

HotApp Blockchain Inc., formerly HotApp International, Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Singapore eDevelopment Limited (“SeD”). SeD is presently our largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

The HotApp Application is a cross-platform mobile application that incorporates instant messaging and ecommerce. This application can be used on any mobile platform (i.e. IOS Online or Android). The HotApp Application offered messaging and calling services for HotApp Application users (text, photo, audio); however, the messaging and calling services we offered were terminated in 2017.

On December 29, 2017, our Board approved a change of the Company’s name from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board’s determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies. One area we are presently exploring is providing technology consulting for security token offerings (“STO”). Such services, which have not yet commenced commercially, would include STO white paper development, technology design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We have no plans to launch our own token offering, but rather may develop technologies that could facilitate such offerings by other companies.

We believe that the increasing acceptance of distributed ledger technologies by potential customers will benefit us. The growth of network marketing throughout the world would impact our technologies that target that industry. In this rapidly evolving field, however, technology is advancing quickly and it is possible that our competitors could create products that gain market acceptance before our products.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. Our emphasis will be on developing solutions and providing services.

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (SeD, our majority stockholder, is also a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in 2020.

As of December 31, 2019, details of the Company’s subsidiaries were as follows:

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

* On March 25, 2015, HotApps International Pte Ltd (“HIP”) acquired 100% of issued share capital in HotApp International Limited.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following strategy:

●
continual focus in business-to-business market;
●
identify strategic partnership opportunities in digital transformation for enterprises

Achieved and Target Milestones

In 2019, we have achieved the following milestones:

●
continuous enhancement of the B2B platform;
●
built a scalable Multilevel Marketing Front End App through partnership with iGalen

Over the next twelve months we plan to:

●
continuous business development effort to identify licensing and solution integration opportunities on our platform

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●
white label of network marketing solutions;
●
integration services for enterprises and
●
blockchain related consulting services

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

Employees and Employment Agreements

Since the completion of the sale of all of the issued and outstanding shares of HotApps Information Technology Co. Ltd. (also known as Guangzhou HotApps Technology Ltd.) on January 14, 2019, we have not paid any employees, and our largest stockholder, SeD, has provided staff without charge to our Company. We intend to outsource many functions of our business for the immediate future.

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

The report of Rosenberg Rich Baker Berman & Company, P.A., our independent registered public accounting firm, with respect to our financial statements at December 31, 2019 contains an explanatory paragraph as to our potential ability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements for the year ended December 31, 2019 contained herein, we have incurred net losses, and have a working capital deficit of $1,272,422. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2019, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions (this staff is provided by SeD, our largest shareholder, at no cost to us). This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the company as of December 31, 2019, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

The coronavirus or other adverse public health developments could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The coronavirus’ far-reaching impact on the global economy could negatively affect various aspects of our business. In addition, the coronavirus could directly impact the ability of our staff and service providers to continue to work, and our ability to conduct our operations in a prompt and efficient manner. Accordingly, the coronavirus may cause the completion of important stages in our projects to be delayed. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net losses of $5,616,908 and has net working capital deficit of $1,272,422 at December 31, 2019. We expect to operate with net losses for the next financial year-ending December 31, 2020 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware on March 7, 2012. We have no significant financial resources and have recorded minimal revenues, including no revenues in the year ended December 31, 2019. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We depend on the services and performance of our key personnel, including Mr. Chan Heng Fai and Mr. Lum Kan Fai. The loss of key personnel, including members of management, could disrupt our operations and have an adverse effect on our business.

Each of Mr. Chan and Mr. Lum are engaged in other business ventures, including other technology-related businesses. In order to successfully implement our businesses plans, we will need to recruit additional qualified personnel.

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

Singapore eDevelopment Limited beneficially owns approximately 99.852% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, SeD may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

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

A key element to our potential growth is the ability of our users (whom we define as anyone who downloads and uses the app) in all geographies to access our services and solutions within acceptable load times. We may, in the future, experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. If our services are unavailable when users attempt to access them as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to use our services as often in the future, or at all. This would negatively impact our ability to attract new users and increase engagement of our existing users. We expect to continue to make significant investments to maintain and improve mobile application performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

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

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Holders

As of the date of this filing, we had 63 stockholders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO
YEAR ENDED DECEMBER 31, 2018

Results of Operations

For the years ended December 31, 2019 and 2018

Revenue

Revenue consists primarily of the services rendered on software projects. Some of the projects require significant software production. The Company had no revenue during the year ended December 31, 2019. In 2018, three projects were completed, one of which was started in 2017. Total revenue for the year ended December 31, 2018 for continuing operations were $140,652, including $115,135 from related parties. Total revenue for the year ended December 31, 2018 for discontinued operations were $7,325.

Cost of revenue

Cost of revenue consists primarily of salary and outside consulting expenses incurred directly by the projects. Total cost of revenue for the years ended December 31, 2019 and 2018 for continuing operations were $0 and $74,129, respectively. Total cost of revenue for the years ended December 31, 2019 and 2018 for discontinued operations were $0 and $4,527, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect to maintain our general and administrative expenses with moderate changes in line with business activities. Total general and administrative expenses for the years ended December 31, 2019 and 2018 for continuing operations were $323,585 and $413,922, of which $0 and $7,842 were depreciation expenses, respectively. Total general and administrative expenses for the years ended December 31, 2019 and 2018 for discontinued operations were $3,710 and $99,726, of which $48 and $6,544 were depreciation expenses, respectively.

Other (Expenses) / Income

For the years ended December 31, 2019 and 2018, we have incurred a net balance of $34,113 and $(43,641) in foreign exchange gain/(loss), of which $0 and $168 are realized foreign exchange gain, $299,255 and $0 in gain on disposal of investment, $0 and $(8,303) in (loss) on disposal of fixed assets, and $55 and $22 in interest income, respectively for continuing operations. For the years ended December 31, 2019 and 2018, we have incurred $(2) and $(236) in unrealized foreign exchange (loss), and $0 and $415 in other sundry income, respectively for discontinued operations.

Liquidity and Capital Resources

At December 31, 2019, we had cash of $55,752, working capital deficit of $1,272,422. The decrease in cash and increase in working capital deficit during year 2019 were primarily due to incurred operating losses.

We had a total stockholders’ deficit of $1,272,320 and an accumulated deficit of $5,616,908 as of December 31, 2019 compared with a total stockholders’ deficit of $1,193,272 and an accumulated deficit of $5,623,034 as of December 31, 2018. This difference is primarily due to the net effect of the net income incurred and the loss in foreign currency translation with depreciation in US dollar, the presentation currency during the year.

For the year ended December 31, 2019, we recorded a net income of $6,126.

We had net cash used in operating activities of $389,488 for the year ended December 31, 2019. We had a positive change of $588 due to prepaid expenses and a positive change of $462 due to security deposit and other assets. We had a negative change of $100,000 due to promissory note of a related party. We had a negative change of $12,756 due to accounts payable and accrued expenses.

For the year ended December 31, 2018, we recorded a net loss of $496,070.

We had net cash used in operating activities of $327,476 for the year ended December 31, 2018. We had a positive change of $57,698 due to accounts receivable. We had a positive change of $6,944 due to prepaid expenses and a positive change of $7,928 due to security deposit and other assets. We had a positive change of $29,458 due to accounts payable and accrued expenses.

In the year ended December 31, 2019, we spent $102 in other non-current assets and have a net cash inflow $68,940 on the disposal of subsidiary, resulting in net cash provided by investing activities of $68,838 for the year.

In the year ended December 31, 2018, we spent $1,517 on the acquisition of fixed assets, resulting in net cash used in investing activities of $1,517 for the year.

For the year ended December 31, 2019, we had net cash provided by financial activities of $274,867 due to advances from related parties.

For the year ended December 31, 2018, we had net cash provided by financial activities of $301,897 due to advances from related parties.

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

For the year ended December 31, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Discontinued operations
Asia	$-	$-	$-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the year ended December 31, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$115,135	$-	$115,135
Asia	-	25,517	25,517
	$115,135	$25,517	$140,652

Discontinued operations
Asia	$-	$7,325	$7,325
	$-	$7,325	$7,325

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$32,842	$32,842
Services transferred over time	115,135	-	115,135
	$115,135	$32,842	$147,977

Contract assets and contract liabilities

Based on our contracts, we usually invoice our customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2019 or 2018, respectively.

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

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, and we do not expect to elect the use-of-hindsight.

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

Off –Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of HotApp Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HotApp Blockchain, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses, net cash used in operating activities, and has a working capital deficit at December 31, 2019. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these Matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2013.

Somerset, New Jersey

March 30, 2020

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$55,752	$108,777
Accounts receivable-related parties, net of allowance	-	39,427
Accounts receivable-trade, net of allowance	-	10,216
Prepaid expenses	-	588
Deposit and other receivable	-	549
Promissory note-related parties	100,000	-
Current assets of discontinued operations	-	14,317
TOTAL CURRENT ASSETS	155,752	173,874

Other non-current assets	102	-
Non-current assets of discontinued operations	-	1,765
TOTAL ASSETS	$155,854	$175,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,561	$59,559
Accrued taxes	7,742	7,742
Amount due to related parties	1,401,871	1,127,004
Current liabilities of discontinued operations	-	174,606
TOTAL CURRENT LIABILITIES	1,428,174	1,368,911

TOTAL LIABILITIES	1,428,174	1,368,911

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of December 31, 2019 and December 31, 2018	50,690	50,690
Accumulated other comprehensive loss	(310,293)	(225,119)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,616,908)	(5,623,034)
TOTAL STOCKHOLDERS' DEFICIT	(1,272,320)	(1,193,272)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$155,854	$175,639

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018

Revenues:
Service fee revenue-related party	$-	$115,135
Project fees	-	25,517
	-	140,652

Cost of revenues	-	74,129

Gross profit	$-	$66,523

Operating expenses:
Depreciation	-	7,842
General and administrative	323,585	406,080
Total operating expenses	323,585	413,922

Loss from operations	(323,585)	(347,399)

Other income (expenses):
Interest income	55	22
Gain on disposal of subsidiary	299,255	-
(Loss) on disposal of fixed assets	-	(8,303)
Foreign exchange gain (loss)	34,113	(43,641)
Total other income (expenses)	333,423	(51,922)

Income (Loss) before taxes	9,838	(399,321)
Income tax provision	-	-
Net income (loss) from continuing operations	9,838	(399,321)
(Loss) from discontinued operations, net of tax	(3,712)	(96,749)
Net income (loss) applicable to common shareholders	$6,126	$(496,070)

Net income (loss) from continuing operations per share - basic and diluted	$0.00	$(0.00)
Net (loss) from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)
Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$6,126	$(496,070)
Foreign currency translation (loss)gain	(85,174)	64,279
Total comprehensive (loss)	$(79,048)	$(431,791)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2018 TO DECEMBER 31, 2019

	Common
		Par	Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2017	506,898,576	$50,690	$4,604,191	$(289,398)	$(5,126,964)	$(761,481)
Net loss for period	-	-	-	-	(496,070)	(496,070)
Foreign currency translation adjustment	-	-	-	64,279	-	64,279

Balance December 31, 2018	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	6,126	6,126
Foreign currency translation adjustment	-	-	-	(85,174)	-	(85,174)

Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HOTAPP BLOCKCHAIN INC. (FORMERLY KNOWN AS HOTAPP INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$9,838	$(399,321)
Net (Loss) including noncontrolling interests from discontinued operations:	(3,712)	(96,749)
Net Income (Loss) including noncontrolling interests, total	6,126	(496,070)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation	48	14,386
(Gain) on disposal of subsidiary	(299,255)	-
Loss on disposal of fixed asset	-	8,303
Impairment on accounts receivable	49,410	-
Foreign exchange (gain) loss	(34,111)	43,877

Change in operating assets and liabilities:
Accounts receivable-related parties	-	50,000
Accounts receivable-trade	-	7,698
Security deposit and other assets	462	7,928
Prepaid expenses	588	6,944
Promissory note-related party	(100,000)	-
Accounts payable and accrued expenses	(12,756)	29,458
Net cash used in operating activities	$(389,488)	$(327,476)

CASH FLOW FROM INVESTING ACTIVITIES:
Other non-current assets	(102)	-
Net cash inflow on disposal of subsidiary	68,940	-
Acquisition of fixed assets	-	(1,517)
Net cash provided by (used in) investing activities	$68,838	$(1,517)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	274,867	301,897
Net cash provided by financing activities	$274,867	$301,897

NET (DECREASE)/INCREASE IN CASH	(45,783)	(27,096)
Effects of exchange rates on cash	(16,510)	20,402

CASH AND CASH EQUIVALENTS at beginning of period	118,045	124,739
CASH AND CASH EQUIVALENTS at end of period	$55,752	$118,045

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

On December 29, 2017, our Board approved a change of the Company’s name from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board’s determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies. One area we are presently exploring is providing technology consulting for security token offerings (“STO”). Such services, which have not yet commenced commercially, would include STO white paper development, technology design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We have no plans to launch our own token offering, but rather may develop technologies that could facilitate such offerings by other companies.

We believe that the increasing acceptance of distributed ledger technologies by potential customers will benefit us. The growth of network marketing throughout the world would impact our technologies that target that industry. In this rapidly evolving field, however, technology is advancing quickly and it is possible that our competitors could create products that gain market acceptance before our products.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. Our emphasis will be on developing solutions and providing services.

As of December 31, 2019, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd (“HIP”) acquired 100% of issued share capital in HotApp International Limited.

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of 5,616,908 and has net working capital deficit of $1,272,422 at December 31, 2019. Management has concluded that due to the conditions described above, there is a substantial doubt about the entity’s ability to continue as a going concern through March 30, 2021. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operations through 2021. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2019 and December 31, 2018.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31, 2019, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $32,283, and $23,131, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

	Total	Related parties	Related parties	Trade	Trade
	Amount	Amount	Percentage	Amount	Percentage
Accounts receivables, net of allowance
As of December 31, 2019	$-	$-	-%	$-	-%
As of December 31, 2018	$49,643	$39,427	79%	$10,216	21%

Revenue
Continuing operations
For the year ended December 31, 2019	$-	$-	-%	$-	-%
For the year ended December 31, 2018	$140,652	$115,135	82%	$25,517	18%

Revenue
Discontinued operations
For the year ended December 31, 2019	$-	$-	-%	$-	-%
For the year ended December 31, 2018	$7,325	$-	-%	$7,325	100%

During the year of 2019, the Company has made full provision for the amount of accounts receivables brought forward from 2018.

Fixed assets, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Office equipment	3 years
Computer equipment	3 years
Furniture and fixtures	3 years

Fair value

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

●
Level 1 - quoted prices in active markets for identical assets and liabilities;

●
Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data; and

●
Level 3 - significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development for customers. In respect to the provision of services, the agreements are less than one year with cancellable clause and customers are typically billed on a monthly basis. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

For the year ended December 31, 2019
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$-	$-	$-
Asia	-	-	-
	$-	$-	$-

Discontinued operations
Asia	$-	$-	$-
	$-	$-	$-

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$-	$-
Services transferred over time	-	-	-
	$-	$-	$-

	For the year ended December 31, 2018
	Provision of Services	Web / Software Development	Total
Primary Geographical Markets
Continuing operations
North America	$115,135	$-	$115,135
Asia	-	25,517	25,517
	$115,135	$25,517	$140,652

Discontinued operations
Asia	$-	$7,325	$7,325
	$-	$7,325	$7,325

Timing of Revenue Recognition
Goods transferred at a point in time	$-	$32,842	$32,842
Services transferred over time	115,135	-	115,135
	$115,135	$32,842	$147,977

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2019 or 2018, respectively.

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

For the year ended December 31, 2019, the Company recorded other comprehensive loss from a translation loss of $85,174 in the consolidated financial statements. For the year ended December 31, 2018, the Company recorded other comprehensive loss from a translation gain of $64,279 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of December 31, 2019, no shares of preferred stock are eligible for conversion into voting common stock.

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

Depreciation expenses for continuing operations charged to the consolidated statements of operations for the years ended December 31, 2019 and 2018 were $0 and 7,842, respectively. Depreciation expenses for discontinued operations charged to the consolidated statements of operations for the years ended December 31, 2019 and 2018 were $48 and 6,544, respectively.

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:
	As of December 31,
	2019	2018
Continuing operations
Accrued professional fees	$16,712	$55,894
Other	1,849	3,665
Total	$18,561	$59,559
Discontinued operations
Accrued payroll and related costs	$-	$163,653
Other	-	10,953
Total	$-	$174,606

Note 5. INCOME TAXES

The provision for income taxes for the years ended December 31, 2019 and 2018, was as follows:

	Year Ended December 31,
	2019			2018
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$(6,756)	$16,594	$9,838	$(137,914)	$(261,407)	$(399,321)
Income tax at statutory rate	(1,419)	3,209	1,790	(28,962)	(43,431)	(72,393)
Items not taxable for tax purposes	(10,584)	(58,649)	(69,233)	-	(6,095)	(6,095)
Items not deductible for tax purposes	9	7,535	7,544	16,207	-	16,207
Change in valuation allowance	11,994	47,905	59,899	12,755	49,526	62,281
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets/(liabilities):
Operating loss carry forwards	172,334	856,725	1,029,059	160,340	863,293	1,023,633
Unrealized exchange (gain)/loss	(10,575)	3,249	(7,326)	16,207	(448)	15,759
Total deferred assets	$161,759	$859,974	$1,021,733	$176,547	$862,846	$1,039,393
Less: valuation allowance	(161,759)	$(859,974)	$(1,021,733)	$(176,547)	$(862,846)	$(1,039,393)
Total net deferred tax assets	$-	$-	$-	$-	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2019 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2019, the Company had approximately $5,104,265 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and which expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2018, 2017 and 2016 are still subject to examination by the taxing authorities.

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2019 and 2018, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On December 20, 2018, the Board of Directors of SeD announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. As of December 31, 2019, SeD has sold 606,900 shares of the Company to independent third parties, and SeD owned 99.859% of the Company after such transactions.

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

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2019.

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

The composition of assets and liabilities included in discontinued operations was as follows:

	January 14, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$31,060	$9,268
Deposit and other receivable	5,136	5,049
TOTAL CURRENT ASSETS	36,196	14,317

Fixed assets, net	1,717	1,765
TOTAL ASSETS	$37,913	$16,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$202,848	$174,606
TOTAL CURRENT LIABILITIES	202,848	174,606
TOTAL LIABILITIES	$202,848	$174,606

The aggregate financial results of discontinued operations were as follows:

	Period Ended January 14, 2019	Year Ended December 31, 2018

Revenues:
Project fee-others	$-	$7,325
	-	7,325

Cost of revenues	-	4,527

Gross profit	$-	$2,798

Operating expenses:
Depreciation	48	6,544
General and administrative	3,662	93,182
Total operating expenses	3,710	99,726

(Loss) from operations	(3,710)	(96,928)

Other income (expenses):
Other sundry income	-	415
Foreign exchange (loss)	(2)	(236)
Total other (expenses) income	(2)	179

Loss from discontinued operations	$(3,712)	$(96,749)

Note 9. INVESTMENT IN SUBSIDIARIES

a.
Composition of the Group

Name of company	Country of incorporation	Proportion of (%) of ownership interest
1st Tier Subsidiary:		December 31, 2019	December 31, 2018
HotApps International Pte Ltd (“HIP”)	Republic of Singapore	100% by Company	100% by Company
Crypto Exchange Inc.	State of Nevada, the United States of America	100% by Company	100% by Company
HWH World Inc.	State of Delaware, the United States of America	100% by Company	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	Republic of Singapore	100% owned by HIP	100% owned by HIP
HotApp International Limited*	Hong Kong (Special Administrative Region)	100% owned by HIP	100% owned by HIP
HotApps Information Technology Co Ltd (also known as Guangzhou HotApps Technology Ltd.)	People’s Republic of China	-% owned by HIP	100% owned by HIP

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

As of December 31, 2019, the Company has amount due to SeD of $1,396,426, an amount due to a director of $5,343, plus an amount due to an affiliate of $102 and an amount due from an affiliate of $2,228. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2018, the Company has amount due to SeD of $1,121,730, plus an amount due to a director of $5,274 and an amount due from an affiliate of $2,200. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of December 31, 2019 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount.

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

Since the completion of the sale of all of the issued and outstanding shares of HotApps Information Technology Co. Ltd. (also known as Guangzhou HotApps Technology Ltd.) on January 14, 2019, we have not paid any employees, and our largest stockholder, SeD, has provided staff without charge to our Company. We intend to outsource many functions of our business for the immediate future.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2019, we had a material weakness that relates to the relatively small number of employees, provided by SeD, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, we had a material weakness that relates to the relatively small number of employees, provided by SeD, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	75	Acting Chief Executive Officer, Executive Chairman of the Board
Lum Kan Fai	57	Vice Chairman of the Board
Sanjib Kalita	47	Director
Lui Wai Leung Alan	49	Chief Financial Officer

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

Mr. Chan’s previous experiences include serving as Managing Chairman of ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a property development, investment and management company listed on the Singapore Exchange Mainboard, from November 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., the developer of RoomKeyPMS, a web based property management system, from June 2014 to February 2019.

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

Mr. Lum has served as a member of the Company’s Board of Directors since June of 2015. Mr. Lum served as Chief Technology Officer (“CTO”) from June of 2015 until June of 2017. In June of 2017, the Company appointed Mr. Lum Kan Fai as the Company’s CEO and President, and Mr. Lum resigned as CTO. In December of 2017, Mr. Lum Kan Fai resigned as CEO and President of the Company and was appointed as Vice Chairman of the Company’s Board of Directors. Mr. Lum currently is the President, Digital Group of DSS Inc and President of DSS Asia, who is responsible for P&L long term development of DSS digital product division and Asia Pacific operation of DSS Inc, a NYSE listed company. Mr. Lum was the founder, and since 2009 had served as Chief Executive Officer, of FUNboxx Ltd. Prior to that, Mr. Lum held senior management positions with Vitop Holding, a HK listed company, York International (Now Johnson Controls), Apple and Datacraft Asia. Mr. Lum graduated from the University of Essex (UK) in 1985, first class honor degree in Computer and Communication Engineering.

Director Qualifications of Mr. Lum Kan Fai:

The board of directors appointed Mr. Lum in recognition of his extensive knowledge in information technology business and his ability to assist in the Company’s continuous growth. He has over 30 years of technology business experience in multinational corporations.

Mr. Kalita has served as a member of the Company’s Board of Directors since February of 2018. Mr. Kalita is presently the Chief Executive Officer of the Guppy Group, a next generation credit bureau built on blockchain technology. Mr. Kalita has held this position since June of 2016. In addition, since April of 2013 Mr. Kalita has worked for and helped build Money 20/20, a leading fintech industry event focusing on disruptive technology in financial technology and payments. His positions at Money 20/20 have included Knowledge Director (from April of 2013 until December of 2014), Head of Marketing (from January of 2015 until August of 2016) and Chief Marketing Officer (since August of 2016). He is also an advisor to multiple startups including MPOWER Financing, an alternative lender for international students studying in the USA, and Impact Analytics, which provides advanced analytics and data services for the retail industry. Mr. Kalita is also a Member of the Advisory Board to the SXSW Accelerator. Previously, Mr. Kalita served in business development for Google Wallet from April 2012 to April 2013. Prior to that position, Mr. Kalita was involved with several successful startups including TxVia, a payment platform building technology company acquired by Google in 2012, and Irynsoft, a mobile education app company. Mr. Kalita has also worked for Intel and Citibank. Mr. Kalita has an M.B.A. from the Kellogg School of Management, as well as a B.S. and Masters in Engineering from Cornell University where he majored in Electrical Engineering.

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

Item 11.
Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2019 and 2018

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2019 and December 31, 2018.
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman, Acting CEO	2019	--	--	--	--	--
Lum Kan Fai, Director, Vice Chairman	2019	--	--	--	--	--
Sanjib Kalita	2019	--	--	--	--	--
Lui Wai Leung Alan, CFO	2019	--	--	--	--	--

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman, Acting CEO (appointed as Acting CEO as of August 8, 2018)	2018	--	--	--	--	--
Conn Flanigan, Director, Secretary (effective as of September 19, 2018 resigned as director and Secretary)	2018	--	--	--	--	--
Lum Kan Fai, Director, Vice Chairman	2018	--	--	--	--	--
Sanjib Kalita (from February 20, 2018)	2018	--	--	--	--	--
Lee Wang Kei, CEO, CTO (effective as of August 8, 2018, resigned as CEO and CTO)	2018	36,439	--	--	1,359	37,798
Lui Wai Leung Alan, CFO	2018	--	--	--	--	--

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 30, 2020 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of March 30, 2020, we had 506,898,576 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Singapore eDevelopment Limited (2)	506,148,676	99.852%
Officers and Directors
Chan Heng Fai (3)	506,148,676	99.852%
Sanjib Kalita	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
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

On December 20, 2018, the Board of Directors of SeD announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. As of December 31, 2019, SeD has sold 606,900 shares of the Company to independent third parties, and SeD owned 99.859% of the Company after such transactions.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31,
	2019	2018
Audit Fees	$40,000	$40,000
Tax Fees	4,000	4,000
Total	$44,000	$44,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)
List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Stockholder Equity (Deficit) for the Period January 1, 2018 to December 31, 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

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

HOTAPP BLOCKCHAIN INC.
Date: March 30, 2020	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Acting Chief Executive Officer, Executive Chairman of the Board	March 30, 2020
Chan Heng Fai	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	March 30, 2020
Lui Wai Leung, Alan	(Principal Financial and Accounting Officer)

/s/ Lum Kan Fai	Vice Chairman of the Board	March 30, 2020
Lum Kan Fai

/s/ Sanjib Kalita	Director	March 30, 2020
Sanjib Kalita