Form 10-Q
period 2020-03-31
HotApp Blockchain Inc.
filed 2020-05-13
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☑
Non-accelerated filer ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 13, 2020, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I                        FINANCIAL INFORMATION

ITEM 1.                        INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$51,768	$55,752
Accounts receivable-related parties, net of allowance	-	-
Accounts receivable-trade, net of allowance	-	-
Promissory note-related parties	100,000	100,000
TOTAL CURRENT ASSETS	151,768	155,752

Other non-current assets	102	102
TOTAL ASSETS	$151,870	$155,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,702	$18,561
Accrued taxes	7,742	7,742
Amount due to related parties	1,335,912	1,401,871
TOTAL CURRENT LIABILITIES	1,365,356	1,428,174

TOTAL LIABILITIES	1,365,356	1,428,174

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of March 31, 2020 and December 31, 2019	50,690	50,690
Accumulated other comprehensive loss	(140,753)	(310,293))
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,727,614)	(5,616,908)
TOTAL STOCKHOLDERS' DEFICIT	(1,213,486)	(1,272,320)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,870	$155,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	$-	$-

Operating expenses:
Depreciation	$-	$-
General and administrative	18,049	151,205
Total operating expenses	18,049	151,205

(Loss) from operations	(18,049)	(151,205)

Other income (loss):
Interest income	1	9
Foreign exchange (loss) gain	(92,658)	8,174
Gain on disposal of subsidiary	-	299,255
Total other income	(92,657)	307,438

Income (Loss) before taxes from continuing operations	(110,706)	156,233
Income tax provision	-	-
Net income (loss) from continuing operations	(110,706)	156,233
Loss from discontinued operations, net of tax	-	(3,712)
Net income (loss) applicable to common shareholders	$(110,706)	$152,521

Net income (loss) from continuing operations per share - basic and diluted	$(0.00)	$(0.00)
Net loss from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (Loss):
Net (loss) income	$(110,706)	$152,521
Foreign currency translation gain (loss)	169,540	(47,392)
Total comprehensive income (loss)	$58,834	$105,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)
Net income for period	-	-	-	-	(110,706)	(110,706)
Foreign currency translation adjustment	-	-	-	169,540	-	169,540

Balance March 31, 2020	506,898,576	$50,690	$4,604,191	$(140,753)	$(5,727,614)	$(1,213,486)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2018	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	152,521	152,521
Foreign currency translation adjustment	-	-	-	(47,392)	-	(47,392)

Balance March 31, 2019	506,898,576	$50,690	$4,604,191	$(272,511)	$(5,470,513)	$(1,088,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$(110,706)	$156,233
Net (Loss) including noncontrolling interests from discontinued operations:	-	(3,712)
Net Income (Loss) including noncontrolling interests, total	(110,706)	152,521
Adjustments to reconcile net loss to cash used in operations:
Depreciation	-	48
(Gain) on disposal of subsidiary	-	(299,255)
Impairment on accounts receivable	-	49,625
Foreign exchange transaction loss (gain)	92,479	(8,172)

Change in operating assets and liabilities:
Security deposit and other receivable	-	481
Prepaid expenses	-	(49,597)
Promissory note-related party	-	(100,000)
Accounts payable and accrued expenses	3,141	(11,017)
Net cash used in operating activities	$(15,086)	$(265,366)

CASH FLOW FROM INVESTING ACTIVITIES:
Other non-current assets	-	(102)
Net cash inflow on disposal of subsidiary	-	68,940
Net cash generated from (used in) investing activities	$-	$68,838

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	10,823	139,677
Net cash generated from financing activities	$10,823	$139,677

NET (DECREASE) IN CASH	(4,263)	(56,851)
Effects of exchange rates on cash	279	(4,901)

CASH AND CASH EQUIVALENTS at beginning of period	55,752	118,045
CASH AND CASH EQUIVALENTS at end of period	$51,768	$56,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2020, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,727,614 and has net working capital deficit of $1,213,588 at March 31, 2020. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through May 13, 2021. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2020. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three month periods ended March 31, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2020, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $29,179 and $22,371 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2019, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $32,283, and $23,131, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development for customers. In respect to the provision of services, the agreements are less than one year with cancellable clause and customers are typically billed on a monthly basis. The Company has generated $0 revenue in 2019 through March 31, 2020.

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2020 or 2019, respectively.

Foreign currency translation

Items included in the financial statements of each entity in the group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore and Hong Kong are maintained in their local currencies, the Singapore Dollar (S$) and Hong Kong Dollar (HK$), which are also the functional currencies of these entities.

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

The Company’s entities with functional currency of Hong Kong Dollar and Singapore Dollar, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the three months ended March 31, 2020, the Company recorded other comprehensive income from translation gain of $169,540 in the condensed consolidated financial statements. For the three months ended March 31, 2019, the Company recorded other comprehensive income from translation loss of $47,392 in the condensed consolidated financial statements.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the condensed consolidated statements of operations and comprehensive loss.

Loss per share

Basic loss per share is computed by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of March 31, 2020, no shares of preferred stock are eligible for conversion into voting common stock.

As of March 31, 2020, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

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

The adoption of Topic 842 had no material impact on the Company.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued professional fees	$19,793	$16,712
Other	1,909	1,849
Total	$21,702	$18,561

Note 4. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of March 31, 2020 and December 31, 2019, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On December 20, 2018, the Board of Directors of SeD announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. As of March 31, 2020, SeD has sold 641,900 shares of the Company to independent third parties, and SeD owned 99.852% of the Company after such transactions.

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

Note 5. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of March 31, 2020.

Note 6. DISCONTINUED OPERATIONS

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

The composition of assets and liabilities included in discontinued operations was as follows:

	March 31, 2020	January 14, 2019
ASSETS

CURRENT ASSETS:
Cash	$-	$31,060
Deposit and other receivable	-	5,136
TOTAL CURRENT ASSETS	-	36,196

Fixed assets, net	-	1,717
TOTAL ASSETS	$-	$37,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$202,848
TOTAL CURRENT LIABILITIES	-	202,848
TOTAL LIABILITIES	$-	$202,848

The aggregate financial results of discontinued operations were as follows:

	Period Ended March 31, 2020	Period Ended January 14, 2019

Revenues:
Project fee-others	$-	$-
	-	-

Cost of revenues	-	-

Gross profit	$-	$-

Operating expenses:
Depreciation	-	48
General and administrative	-	3,662
Total operating expenses	-	3,710

(Loss) from operations	-	(3,710)

Other income (expenses):
Other sundry income	-	-
Foreign exchange (loss)	-	(2)
Total other (expenses) income	-	(2)

Loss from discontinued operations	$-	$(3,712)

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

Note 8. RELATED PARTY BALANCES AND TRANSACTIONS

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

As of March 31, 2020, the Company has amount due to SeD of $1,330,765, an amount due to a director of $5,050, plus an amount due to an affiliate of $97 and an amount due from an affiliate of $2,106. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2019, the Company has amount due to SeD of $1,396,426, an amount due to a director of $5,343, plus an amount due to an affiliate of $102 and an amount due from an affiliate of $2,228. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of March 31, 2020 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount.

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

Note 9. SUBSEQUENT EVENTS

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

The coronavirus or other adverse public health developments could have a material and adverse effect on our business operations, financial condition and results of operations

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The coronavirus’ far-reaching impact on the global economy could negatively affect various aspects of our business. In addition, the coronavirus could directly impact the ability of our staff and service providers to continue to work, and our ability to conduct our operations in a prompt and efficient manner. Accordingly, the coronavirus may cause the completion of important stages in our projects to be delayed. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

As of March 31, 2020, details of the Company’s subsidiaries are as follows:

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2020 and 2019

Revenue

The Company had no revenue during the three months ended March 31, 2020 and 2019.

Cost of revenue

Total cost of revenue for the three months ended March 31, 2020 and 2019 were $0

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended March 31, 2020 and 2019 for continuing operations were $18,049 and $151,205, respectively, of which $(179) and $49,625 related to bad debt expense, respectively. Total general and administrative expenses for the three months ended March 31, 2020 and 2019 for discontinued operations were $0 and $3,710, of which $0 and $48 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended March 31, 2020 and 2019, we have incurred $(92,658) and $8,174 in foreign exchange (loss) gain, $0 and $299,255 in gain on disposal of investment, and $1 and $9 in interest income respectively for continuing operations. For the three months ended March 31, 2020 and 2019, we have incurred $0 and $(2) in unrealized foreign exchange gain(loss), respectively for discontinued operations.

Liquidity and Capital Resources

At March 31, 2020, we had cash of $51,768 and working capital deficit of $1,213,588.

We had a total stockholders’ deficit of $1,213,486 and an accumulated deficit of $5,727,614 as of March 31, 2020 compared with a total stockholders’ deficit of $1,272,320 and an accumulated deficit of $5,616,908 as of December 31, 2019. This difference is primarily due to the net effect of the net loss incurred and the gain in the foreign currency translation during the period.

For the three months ended March 31, 2020, we recorded a net loss of $110,706.

We had net cash used in operating activities of $15,086 for the three months ended March 31, 2020. We had a positive change of $3,141 due to accounts payable and accrued expenses.

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

For the three months ended March 31, 2020, we had no net cash generated from nor used in investing activities for the period.

For the three months ended March 31, 2019, we spent $102 on other investment and received a net cash inflow of $68,940 on the disposal of subsidiary, resulting in net cash generated from investing activities of $68,838 for the period.

For the three months ended March 31, 2020, we had net cash provided by financial activities of $10,823 due to advances from an affiliate.

For the three months ended March 31, 2019, we had net cash provided by financial activities of $139,677 due to advances from an affiliate.

As of March 31, 2020, we do not have any fixed operating office lease agreements.

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

Disaggregation of Revenue

We generate revenue from the project involving provision of services and web/software development to customers. In respect to the provision of services, the agreement are less than one year with cancellable clause and are typically billed on a monthly basis. The Company has generated $0 revenue in 2019 through March 31, 2020.

Contract assets and contract liabilities

Based on our contracts, we normally invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional.

Remaining performance obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is $0.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current based on their characteristics.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2020 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2020, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of March 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of March 31, 2020, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

The following documents are filed as a part of this report:

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

HOTAPP BLOCKCHAIN INC.

Date: May 13, 2020	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)