Form 10-Q
period 2020-06-30
HotApp Blockchain Inc.
filed 2020-08-13
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of August 13, 2020, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$47,974	$55,752
Promissory note-related parties	100,000	100,000
TOTAL CURRENT ASSETS	147,974	155,752

Other non-current assets	102	102
TOTAL ASSETS	$148,076	$155,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,808	$18,561
Accrued taxes	7,742	7,742
Amount due to related parties	1,389,925	1,401,871
TOTAL CURRENT LIABILITIES	1,410,475	1,428,174

TOTAL LIABILITIES	1,410,475	1,428,174

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of June 30, 2020 and December 31, 2019	50,690	50,690
Accumulated other comprehensive loss	(205,114)	(310,293)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,712,166)	(5,616,908)
TOTAL STOCKHOLDERS' DEFICIT	(1,262,399)	(1,272,320)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,076	$155,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	$-	$-	$-	$-

Operating expenses:
General and administrative	$20,555	$47,257	$38,605	$198,462
Total operating expenses	20,555	47,257	38,605	198,462

(Loss) from operations	(20,555)	(47,257)	(38,605)	(198,462)

Other income/(expenses):
Interest income	1	23	3	32
Foreign exchange gain /(loss)	36,002	10,767	(56,656)	18,941
Gain on disposal of subsidiary	-	-	-	299,255
Total other income/(expenses)	36,003	10,790	(56,653)	318,228

Income (Loss) before taxes from continuing operations	15,448	(36,467)	(95,258)	119,766
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	15,448	(36,467)	(95,258)	119,766
Loss from discontinued operations, net of tax	-	-	-	(3,712)
Net income (loss) applicable to common shareholders	$15,448	$(36,467)	$(95,258)	$116,054

Net income (loss) from continuing operations per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00
Net loss from discontinued operations per share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$15,448	$(36,467)	$(95,258)	$116,054
Foreign currency translation (loss) gain	(64,361)	(13,206)	105,179	(60,598)
Total comprehensive (loss) income	$(48,913)	$(49,673)	$9,921	$55,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance January 1, 2020	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)
Net loss for period	-	-	-	-	(110,706)	(110,706)
Foreign currency translation adjustment	-	-	-	169,540	-	169,540

Balance March 31, 2020	506,898,576	$50,690	$4,604,191	$(140,753)	$(5,727,614)	$(1,213,486)
Net income for period	-	-	-	-	15,448	15,448
Foreign currency translation adjustment	-	-	-	(64,361)	-	(64,361)

Balance June 30, 2020	506,898,576	$50,690	$4,604,191	$(205,114)	$(5,712,166)	$(1,262,399)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance January 1, 2019	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	152,521	152,521
Foreign currency translation adjustment	-	-	-	(47,392)	-	(47,392)

Balance March 31, 2019	506,898,576	$50,690	$4,604,191	$(272,511)	$(5,470,513)	$(1,088,143)
Net loss for period	-	-	-	-	(36,467)	(36,467)
Foreign currency translation adjustment	-	-	-	(13,206)	-	(13,206)

Balance June 30, 2019	506,898,576	$50,690	$4,604,191	$(285,717)	$(5,506,980)	$(1,137,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$(95,258)	$119,766
Net (Loss) including noncontrolling interests from discontinued operations:	-	(3,712)
Net Income (Loss) including noncontrolling interests, total	(95,258)	116,054
Adjustments to reconcile net loss to cash used in operations:
Depreciation	-	48
(Gain) on disposal of subsidiary	-	(299,255)
Impairment on accounts receivable	-	49,676
Foreign exchange transaction loss (gain)	56,467	(18,939)

Change in operating assets and liabilities:
Security deposit and other receivable	-	463
Prepaid expenses	-	(49,632)
Promissory note-related party	-	(100,000)
Accounts payable and accrued expenses	(5,753)	(13,426)
Net cash used in operating activities	$(44,544)	$(315,011)

CASH FLOW FROM INVESTING ACTIVITIES:
Other non-current assets	-	(102)
Net cash inflow on disposal of subsidiary	-	68,940
Net cash generated from (used in) investing activities	$-	$68,838

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	37,097	205,546
Net cash generated from financing activities	$37,097	$205,546

NET (DECREASE) IN CASH	(7,447)	(40,627)
Effects of exchange rates on cash	(331)	(7,372)

CASH AND CASH EQUIVALENTS at beginning of period	55,752	118,045
CASH AND CASH EQUIVALENTS at end of period	$47,974	$70,046

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
As of June 30, 2020, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,712,166 and has net working capital deficit of $1,262,501 at June 30, 2020. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through August 13, 2021. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2020. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2020, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $25,265 and $22,611 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2019, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $32,283, and $23,131, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers below.

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred when the amortization period is less than one year.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2020 or 2019, respectively.

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

For the three and six months ended June 30, 2020, the Company recorded other comprehensive income from translation (loss) gain of $(64,361) and $105,179 in the condensed consolidated financial statements, respectively. For the three and six months ended June 30, 2019, the Company recorded other comprehensive income from translation (loss) of $(13,206) and $(60,598) in the condensed consolidated financial statements, respectively.

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

As of June 30, 2020, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued professional fees	$11,866	$16,712
Other	942	1,849
Total	$12,808	$18,561

Note 4. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of June 30, 2020 and December 31, 2019, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On December 20, 2018, the Board of Directors of SeD announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. As of June 30, 2020, SeD has sold 669,200 shares of the Company to independent third parties, and SeD owned 99.847% of the Company after such transactions.

Preferred Shares:

No Preferred Stock were issued as of June 30, 2020 and December 31, 2019.

Note 5. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (the “Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. The Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of June 30, 2020.

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

The composition of assets and liabilities included in discontinued operations was as follows:

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$-	$31,060
Deposit and other receivable	-	5,136
TOTAL CURRENT ASSETS	-	36,196

Fixed assets, net	-	1,717
TOTAL ASSETS	$-	$37,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$202,848
TOTAL CURRENT LIABILITIES	-	202,848
TOTAL LIABILITIES	$-	$202,848

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenues:
Project fee-others	$-	$-	$-	$-
	-	-	-	-

Cost of revenues	-	-	-	-

Gross profit	$-	$-	$-	$-

Operating expenses:
Depreciation	-	-	-	48
General and administrative	-	-	-	3,662
Total operating expenses	-	-	-	3,710

(Loss) from operations	-	-	-	(3,710)

Other income (expenses):
Other sundry income	-	-	-	-
Foreign exchange (loss)	-	-	-	(2)
Total other (expenses) income	-	-	-	(2)

Loss from discontinued operations	$-	$-	$-	$(3,712)

Note 7. RELATED PARTY BALANCES AND TRANSACTIONS

SeD is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman and Acting Chief Executive Officer of the Company’s Board of Directors, is also the Chief Executive Officer and a member of SeD’s Board of Directors, as well as the majority stockholder of SeD. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Executive Director and Chief Financial Officer of SeD. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer.

As of June 30, 2020, the Company has amount due to SeD of $1,384,670, an amount due to a director of $5,156, plus an amount due to an affiliate of $99 and an amount due from an affiliate of $2,151. The Company has made full impairment provision for the amount due from the affiliate. As of December 31, 2019, the Company has amount due to SeD of $1,396,426, an amount due to a director of $5,343, plus an amount due to an affiliate of $102 and an amount due from an affiliate of $2,228. The Company has made full impairment provision for the amount due from the affiliate.

The account receivable as of June 30, 2020 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount.

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

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (SeD, our majority stockholder, is also a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in the first quarter of 2021.

As of June 30, 2020, details of the Company’s subsidiaries are as follows:

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
●
Application of Block Chain technology is no longer confined in the Financial industry; enterprises are looking block chain as a way to address product diversion, counterfeiting and track and trace solution. These applications become a major building block of B2B commerce.

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

The COVID-19 pandemic or other adverse public health developments could have a material and adverse effect on our business operations, financial condition and results of operations

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic may adversely impact our potential to expand our business activities. The COVID-19 pandemic has impacted, and may continue to impact, the global supply of certain goods and services in ways that may impact the sale of products to consumers that we, or companies we may partner with, will attempt to make. The COVID-19 pandemic may prevent us from pursuing otherwise attractive opportunities.

In addition, the COVID-19 pandemic could directly impact the ability of our management and service providers to continue to work, and our ability to conduct our operations in a prompt and efficient manner. Our management has shifted to mostly working from home since March 2020, but this has had minimal impact on our operations to date. However our management’s ability to travel has been significantly limited, and limitations on the mobility of our management may slow down our ability to enter into new transactions and expand existing projects.

To date, we have not been required to expend significant resources related to employee health and safety matters related to the COVID-19 pandemic. We have a small management team, however, and the inability of any significant number of our management team to work due to illness or the illness of a family member could adversely impact our operations.

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2020 and 2019

Revenue

The Company had no revenue during the three months ended June 30, 2020 and 2019.

Cost of revenue

Total cost of revenue for the three months ended June 30, 2020 and 2019 were $0

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended June 30, 2020 and 2019 for continuing operations were $20,555 and $47,257, respectively, of which $10 and $51 related to bad debt expense, respectively. Total general and administrative expenses for the three months ended June 30, 2020 and 2019 for discontinued operations were $0 and $0, of which $0 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended June 30, 2020 and 2019, we have incurred $36,002 and $10,767 in foreign exchange gain, and $1 and $23 in interest income respectively for continuing operations. For the three months ended June 30, 2020 and 2019, we have incurred $0 and $0 in unrealized foreign exchange gain (loss), respectively for discontinued operations.

For the unaudited six months period ending June 30, 2020 and 2019

Revenue

The Company had no revenue during the six months ended June 30, 2020 and 2019.

Cost of revenue

Total cost of revenue for the six months ended June 30, 2020 and 2019 were $0

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the six months ended June 30, 2020 and 2019 for continuing operations were $38,605 and $198,462, respectively, of which $189 and $49,676 related to bad debt expense, respectively. Total general and administrative expenses for the six months ended June 30, 2020 and 2019 for discontinued operations were $0 and $3,710, of which $0 and $48 were depreciation expenses, respectively.

Other (Expense) / Income

For the six months ended June 30, 2020 and 2019, we have incurred $(56,656) and $18,941 in foreign exchange (loss) gain, $0 and $299,255 in gain on disposal of investment, and $3 and $32 in interest income respectively for continuing operations.

Liquidity and Capital Resources

At June 30, 2020, we had cash of 47,974 and working capital deficit of $1,262,501.

We had a total stockholders’ deficit of $1,262,399 and an accumulated deficit of $5,712,166 as of June 30, 2020 compared with a total stockholders’ deficit of $1,272,320 and an accumulated deficit of $5,616,908 as of December 31, 2019. This difference is primarily due to the net effect of the net loss incurred and the gain in the foreign currency translation during the period.

For the six months ended June 30, 2020, we recorded a net loss of $95,258.

We had net cash used in operating activities of $44,544 for the six months ended June 30, 2020. We had a negative change of $5,753 due to accounts payable and accrued expenses.

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

For the six months ended June 30, 2020, we had no net cash generated from nor used in investing activities for the period.

For the six months ended June 30, 2019, we spent $102 on other investment and received a net cash inflow of $68,940 on the disposal of subsidiary, resulting in net cash generated from investing activities of $68,838 for the period.

For the six months ended June 30, 2020, we had net cash provided by financial activities of $37,097 due to advances related parties.

For the six months ended June 30, 2019, we had net cash provided by financial activities of $205,546 due to advances from related parties.

As of June 30, 2020, we do not have any fixed operating office lease agreements.

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

Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers below.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any off-balance sheet arrangements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2020 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2020, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of June 30, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of June 30, 2020, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

HOTAPP BLOCKCHAIN INC.

Date: August 13, 2020	By:	/s/ Chan Heng Fai
Chan Heng Fai
Acting Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)