Form 10-Q
period 2020-09-30
HotApp Blockchain Inc.
filed 2020-11-13
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
Yes ☒ No ☐

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 13, 2020, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

PART I                FINANCIAL INFORMATION

ITEM 1.              INTERIM FINANCIAL STATEMENTS

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$62,421	$55,752
Promissory note-related party	100,000	100,000
TOTAL CURRENT ASSETS	162,421	155,752

Other non-current assets	102	102
TOTAL ASSETS	$162,523	$155,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,609	$18,561
Accrued taxes	7,742	7,742
Amount due to related parties	1,448,463	1,401,871
TOTAL CURRENT LIABILITIES	1,474,814	1,428,174

TOTAL LIABILITIES	1,474,814	1,428,174

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of September 30, 2020 and December 31, 2019	50,690	50,690
Accumulated other comprehensive loss	(267,815)	(310,293)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,699,357)	(5,616,908)
TOTAL STOCKHOLDERS' DEFICIT	(1,312,291)	(1,272,320)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,523	$155,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	$-	$-	$-	$-

Operating expenses:
General and administrative	$22,160	$34,970	$60,765	$233,386
Total operating expenses	22,160	34,970	60,765	233,386

(Loss) from operations	(22,160)	(34,970)	(60,765)	(233,386)

Other income/(expense):
Interest income	-	8	3	41
Foreign exchange gain /(loss)	34,969	(44,594)	(21,687)	(25,700)
Gain on disposal of subsidiary	-	-	-	299,255
Total other income/(expenses)	34,969	(44,586)	(21,684)	273,596

Income (Loss) before taxes from continuing operations	12,809	(79,556)	(82,449)	40,210
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	12,809	(79,556)	(82,449)	40,210
Loss from discontinued operations, net of tax	-	-	-	(3,712)
Net income (loss) applicable to common shareholders	$12,809	$(79,556)	$(82,449)	$36,498

Net income (loss) from continuing operations per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00
Net loss from discontinued operations per share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$12,809	$(79,556)	$(82,449)	$36,498
Foreign currency translation (loss) gain	(62,701)	70,689	42,478	10,091
Total comprehensive (loss) income	$(49,892)	$(8,867)	$(39,971)	$46,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance January 1, 2020	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)
Net loss for period	-	-	-	-	(110,706)	(110,706)
Foreign currency translation adjustment	-	-	-	169,540	-	169,540

Balance March 31, 2020	506,898,576	$50,690	$4,604,191	$(140,753)	$(5,727,614)	$(1,213,486)
Net income for period	-	-	-	-	15,448	15,448
Foreign currency translation adjustment	-	-	-	(64,361)	-	(64,361)

Balance June 30, 2020	506,898,576	$50,690	$4,604,191	$(205,114)	$(5,712,166)	$(1,262,399)
Net income for period	-	-	-	-	12,809	12,809
Foreign currency translation adjustment	-	-	-	(62,701)	-	(62,701)

Balance September 30, 2020	506,898,576	$50,690	$4,604,191	$(267,815)	$(5,699,357)	$(1,312,291)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance January 1, 2019	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	152,521	152,521
Foreign currency translation adjustment	-	-	-	(47,392)	-	(47,392)

Balance March 31, 2019	506,898,576	$50,690	$4,604,191	$(272,511)	$(5,470,513)	$(1,088,143)
Net loss for period	-	-	-	-	(36,467)	(36,467)
Foreign currency translation adjustment	-	-	-	(13,206)	-	(13,206)

Balance June 30, 2019	506,898,576	$50,690	$4,604,191	$(285,717)	$(5,506,980)	$(1,137,816)
Net loss for period	-	-	-	-	(79,556)	(79,556)
Foreign currency translation adjustment	-	-	-	70,689	-	70,689

Balance September 30, 2019	506,898,576	$50,690	$4,604,191	$(215,028)	$(5,586,536)	$(1,146,683)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) including noncontrolling interests from continuing operations:	$(82,449)	$40,210
Net (Loss) including noncontrolling interests from discontinued operations:	-	(3,712)
Net Income (Loss) including noncontrolling interests, total	(82,449)	36,498
Adjustments to reconcile net loss to cash used in operations:
Depreciation	-	48
(Gain) on disposal of subsidiary	-	(299,255)
Impairment on accounts receivable	-	49,639
Foreign exchange transaction loss (gain)	21,495	25,702

Change in operating assets and liabilities:
Security deposit and other receivable	-	462
Prepaid expenses	-	(48,522)
Promissory note-related party	-	(100,000)
Accounts payable and accrued expenses	48	(13,488)
Net cash used in operating activities	$(60,906)	$(348,916)

CASH FLOW FROM INVESTING ACTIVITIES:
Other non-current assets	-	(100)
Net cash inflow on disposal of subsidiary	-	68,940
Net cash generated from (used in) investing activities	$-	$68,840

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	68,631	203,972
Net cash generated from financing activities	$68,631	$203,972

NET (DECREASE) IN CASH	(7,725)	(76,104)
Effects of exchange rates on cash	(1,056)	18,714

CASH AND CASH EQUIVALENTS at beginning of period	55,752	118,045
CASH AND CASH EQUIVALENTS at end of period	$62,421	$60,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOTAPP BLOCKCHAIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. THE COMPANY HISTORY AND NATURE OF THE BUSINESS

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. AIL is presently our largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

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

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to advise businesses like network marketing and brands in block chain services and mobile collaboration.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition we are continuing our development activities in blockchain preparing for future client opportunities.

As of September 30, 2020, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,699,357 and has net working capital deficit of $1,312,393 at September 30, 2020. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through November 13, 2021. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2020. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2020, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $28,599 and $22,844 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2019, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $32,283, and $23,131, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2020 or 2019, respectively.

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

For the three and nine months ended September 30, 2020, the Company recorded other comprehensive income from translation (loss) gain of $(62,701) and $42,478 in the condensed consolidated financial statements, respectively. For the three and nine months ended September 30, 2019, the Company recorded other comprehensive income from translation gain of $70,689 and $10,091 in the condensed consolidated financial statements, respectively.

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

As of September 30, 2020, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued professional fees	$13,809	$16,712
Other	4,800	1,849
Total	$18,609	$18,561

Note 4. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of September 30, 2020 and December 31, 2019, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

Common Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 1,000,000 shares of common stock to Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. Such amount represented 19% ownership in the Company.

On July 13, 2015, AIL acquired 777,687 shares of the Company common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions, AIL owned 98.17% of the Company.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with AIL, pursuant to which AIL agreed to convert $450,890 of debt owed by Company to AIL into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and AIL owned 99.979% of the Company after such transactions.

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. As of September 30, 2020, AIL has sold 814,200 shares of the Company to independent third parties, and AIL owned 99.818% of the Company after such transactions.

Preferred Shares:

No Preferred Stock were issued as of September 30, 2020 and December 31, 2019.

Note 5. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (the “Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. The Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of September 30, 2020.

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

The composition of assets and liabilities included in discontinued operations was as follows:

	September 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Deposit and other receivable	-	-
TOTAL CURRENT ASSETS	-	-

Fixed assets, net	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$-
TOTAL CURRENT LIABILITIES	-	-
TOTAL LIABILITIES	$-	$-

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenues:
Project fee-others	$-	$-	$-	$-
	-	-	-	-

Cost of revenues	-	-	-	-

Gross profit	$-	$-	$-	$-

Operating expenses:
Depreciation	-	-	-	48
General and administrative	-	-	-	3,662
Total operating expenses	-	-	-	3,710

(Loss) from operations	-	-	-	(3,710)

Other income (expenses):
Other sundry income	-	-	-	-
Foreign exchange (loss)	-	-	-	(2)
Total other (expenses) income	-	-	-	(2)

Loss from discontinued operations	$-	$-	$-	$(3,712)

Note 7. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai has resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and a member of AIL’s Board of Directors, as well as the majority stockholder of AIL. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Executive Director and Chief Financial Officer of AIL. Both Chan Heng Fai and Lui Wai Leung Alan are being paid by AIL, the Company’s majority stockholder.

As of September 30, 2020, the Company has amount due to AIL of $1,448,362, plus an amount due to an associated company of AIL of $101. As of December 31, 2019, the Company has amount due to AIL of $1,396,426, an amount due to a director of $5,343, plus an amount due to an associated company of AIL of $102.

The account receivable as of September 30, 2020 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount in 2019.

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

Mr. Chan Heng Fai is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

Since the completion of the sale of all of the issued and outstanding shares of HotApps Information Technology Co. Ltd. (also known as Guangzhou HotApps Technology Ltd.) on January 14, 2019, we have not entered into any employment arrangement with any employees except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Our largest stockholder, AIL, has provided staff without charge to our Company. We intend to outsource many functions of our business for the immediate future.

Note 8. SUBSEQUENT EVENTS

The Company has collected the $100,000 in full for the promissory note on October 14, 2020.

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

Background and business

HotApp Blockchain Inc., formerly HotApp International, Inc., (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd (“HIP”) from Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. AIL is presently our largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

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

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to advise businesses like network marketing and brands in block chain services and mobile collaboration.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition we are continuing our development activities in blockchain preparing for future client opportunities.

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (AIL, our majority stockholder, is also a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in the first quarter of 2021.

As of September 30, 2020, details of the Company’s subsidiaries are as follows:

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

* On March 25, 2015, HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

The Group has relied significantly on AIL, our majority stockholder, as its principal sources of funding during the period. AIL has advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2020 and 2019

Revenue

The Company had no revenue during the three months ended September 30, 2020 and 2019.

Cost of revenue

Total cost of revenue for the three months ended September 30, 2020 and 2019 were $0

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended September 30, 2020 and 2019 for continuing operations were $22,160 and $34,970, respectively, of which $3 and $37 related to bad debt expense, respectively. Total general and administrative expenses for the three months ended September 30, 2020 and 2019 for discontinued operations were $0 and $0, of which $0 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended September 30, 2020 and 2019, we have incurred $34,969 and $(44,594) in foreign exchange gain (loss), and $0 and $8 in interest income respectively for continuing operations. For the three months ended September 30, 2020 and 2019, we have incurred $0 and $0 in unrealized foreign exchange gain (loss), respectively for discontinued operations.

For the unaudited nine months period ending September 30, 2020 and 2019

Revenue

The Company had no revenue during the nine months ended September 30, 2020 and 2019.

Cost of revenue

Total cost of revenue for the nine months ended September 30, 2020 and 2019 were $0

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the nine months ended September 30, 2020 and 2019 for continuing operations were $60,765 and $233,386, respectively, of which $192 and $49,639 related to bad debt expense, respectively. Total general and administrative expenses for the nine months ended September 30, 2020 and 2019 for discontinued operations were $0 and $3,710, of which $0 and $48 were depreciation expenses, respectively.

Other (Expense) / Income

For the nine months ended September 30, 2020 and 2019, we have incurred $(21,687) and $(25,700) in foreign exchange (loss), $0 and $299,255 in gain on disposal of investment, and $3 and $41 in interest income respectively for continuing operations. For the nine months ended September 30, 2020 and 2019, we have incurred $0 and $(2) in foreign exchange (loss) for discontinued operations.

Liquidity and Capital Resources

At September 30, 2020, we had cash of $62,421 and working capital deficit of $1,312,393.

We had a total stockholders’ deficit of $1,312,291 and an accumulated deficit of $5,699,357 as of September 30, 2020 compared with a total stockholders’ deficit of $1,272,320 and an accumulated deficit of $5,616,908 as of December 31, 2019. This difference is primarily due to the net effect of the net loss incurred and the gain in the foreign currency translation during the period.

For the nine months ended September 30, 2020, we recorded a net loss of $82,449.

We had net cash used in operating activities of $60,906 for the nine months ended September 30, 2020. We had a positive change of $48 due to accounts payable and accrued expenses.

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

For the nine months ended September 30, 2020, we had no net cash generated from nor used in investing activities for the period.

For the nine months ended September 30, 2019, we spent $100 on other investment and received a net cash inflow of $68,940 on the disposal of subsidiary, resulting in net cash generated from investing activities of $68,840 for the period.

For the nine months ended September 30, 2020, we had net cash provided by financial activities of $68,631 due to advances from related parties.

For the nine months ended September 30, 2019, we had net cash provided by financial activities of $203,972 due to advances from related parties.

As of September 30, 2020, we do not have any fixed operating office lease agreements.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from AIL or third party) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off-balance sheet arrangements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2020 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2020, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2020, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

HOTAPP BLOCKCHAIN INC.

Date: November 13, 2020	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)