Form 10-K
period 2020-12-31
GigWorld Inc.
filed 2021-03-23
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

333-194748
Commission file number

GigWorld Inc.
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
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐   No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The Company’s common stock did not trade during the year ended December 31, 2020.  As of June 30, 2020, 777,200 shares were held by non-affiliates.  The most recent known price for private sales of the registrant’s securities was $1.00 per share, reflecting a total value for the outstanding non-affiliate shares of our common stock of $777,200.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date.  As of March 22, 2021, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

-None

Throughout this Report on Form 10-K, the terms “Company,” “we,” “us” and “our” refer to GigWorld Inc., and “our board of directors” refers to the board of directors of GigWorld Inc.

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

PART I

Item 1.  Business.

Business Description

GigWorld Inc., formerly known as HotApp Blockchain Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApps International Pte Ltd, subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”) from Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. AIL is presently our largest stockholder.  HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

The HotApp Application is a cross-platform mobile application that incorporates instant messaging and ecommerce. This application can be used on any mobile platform (i.e. IOS Online or Android).  The HotApp Application offered messaging and calling services for HotApp Application users (text, photo, audio); however, the messaging and calling services we offered were terminated in 2017.

In December of 2017, the Company’s name was changed from “HotApp International, Inc.” to “HotApp Blockchain Inc.” to reflect the Board of Directors’ determination that it was in the best interest of the Company to expand its activities to include the development and commercialization of blockchain-related technologies.  One area we are presently exploring is providing technology consulting for security token offerings (“STO”). Such services, which have not yet commenced commercially, would include STO white paper development, technology design and web development. We intend to outsource certain aspects of these projects to potential partners we have identified. We have no plans to launch our own token offering, but rather may develop technologies that could facilitate such offerings by other companies.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition we are continuing our development activities in blockchain preparing for future clients opportunities.

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (AIL, our majority stockholder, was a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in 2021.

In February of 2021, the Company’s name was changed to “GigWorld Inc.”

According to a report from  McKinsey in October of 2016, Global report,  Independent Work: Choice, Necessity and the Gig Economy, 162 million people in Europe and the United States—or 20 to 30 percent of the working-age population - engage in some form of independent work.

The direct selling industry has been adopting gig economy practices and relying heavily on digital marketing technology in team development and customer engagement.

We have positioned ourselves to serve the growing demand in the transformation of the direct selling industry towards gig economy.

As of December 31, 2020, details of the Company’s subsidiaries were as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd, subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
HWH World Inc.	August 28, 2018	State of Delaware, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd, subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”) acquired 100% of issued share capital in HotApp International Limited.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users.  We intend to pursue the following strategy:

●	focus in developing technologies in relation to the gig economy;

●	identify strategic partnership opportunities in digital transformation for direct selling companies

Achieved and Target Milestones

In 2020, we have achieved the following milestones:

●	transformed the HotApp platform to serving the gig economy;

●	built a proof-of-concept solution for a direct selling company and successfully integrated their backend service into the Mobile App

Over the next twelve months we plan to:

●	continuous business development effort to identify licensing and solution integration opportunities on our platform in the direct selling and gig economy market place

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	white label of Gigworld solutions;

●	integration services for enterprises and

●	digital transformation related consulting services

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;

●	understanding the industry’s need, work closely with service providers in the direct selling industry

●	sharpening technology focus and continuous moving up to new area such as blockchain enabled services

●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and project and to pursue our business strategy;

●	maintain the trusted status of our ecosystem;

●	grow our user base, enhance user engagement and create value services for communities and enterprises;

●	market and profit from our service offerings, monetize our user base and achieve profitability;

●	keep up with technological developments and evolving user expectations;

●	effectively manage our growth and control our costs and expenses;

●	address privacy and security concerns relating to our services and the use of user information;

●	identify a management team with owner mentality and proven track record; and

●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters

●	thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines; and

●	Gigworld ecosystem - to work closely with technology developers to further enhance Gigworld ecosystem to better serve the industry.

Our Technology

Based on our core technology infrastructure, we are building up additional functions on top of this stable and scalable infrastructure. The system architecture is designed in modular form so that we continue to add new applications modules while we are growing our customer base. In addition, we shall also be able to incorporate third party application module effectively to continue building new services to cope with the digital transformation need of direct selling industry and supporting them capitalizing on the gig economy opportunity.

Key aspects or strengths of our technology include:

●	scalable infrastructure;

●	quick adaptation to third party services, such as back end system, payment and logistics; and

●	dedicated to continuous improvement of user experience in local context.

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

The report of Briggs & Veselka Co., our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2020 contains an explanatory paragraph as to our potential ability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2020 contained herein, we have incurred net loss, and have a working capital deficit of $1,389,832.  We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2020, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions (this staff is provided by AIL, our largest shareholder, at no cost to us).  This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the Company as of December 31, 2020, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net loss of $5,666,250 and has net working capital deficit of $1,389,832 at December 31, 2020. We expect to operate with net loss for the next financial year-ending December 31, 2021 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware on March 7, 2012. We have no significant financial resources and have recorded minimal revenues, including no revenues in the year ended December 31, 2020. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We depend on the services and performance of our key personnel, including Chan Heng Fai, Lee Wang Kei and Lum Kan Fai.  The loss of key personnel, including members of management, could disrupt our operations and have an adverse effect on our business.

Each of Mr. Chan, Mr. Lee and Mr. Lum are engaged in other business ventures, including other technology-related businesses. In order to successfully implement our businesses plans, we will need to recruit additional qualified personnel.

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

Alset International Limited owns a significant amount of the outstanding common stock of the Company and could take actions which other investors may deem as detrimental to the Company.

Alset International Limited beneficially owns approximately 99.724% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, AIL may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

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

Several members of our senior management team, including our Chief Executive Officer and Chief Financial Officer, have their primary residences and business offices in Asia, and a portion of our assets and a substantial portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for you to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for you to enforce any judgment obtained in the United States against our assets or the assets of our non-U.S. resident management located outside the United States than if these assets were located within the United States. We cannot assure you that foreign courts would enforce liabilities predicated on U.S. federal securities laws in original actions commenced in such foreign jurisdiction, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

Item 1B.  Unresolved Staff Comments.

Not Applicable

Item 2.  Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of AIL, the Company’s largest stockholder.

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

Item 4.  Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Presently, there is no established public trading market for our shares of common stock.  On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this Annual Report, the Company has not had any trading in its stock.  The Company’s stock symbol is now GIGW to reflect the Company’s new name.

Holders

As of the date of this filing, we had 94 stockholders of our common stock.

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

Recent sales of unregistered securities; use of proceeds from registered securities

On March 27, 2017, the Company sold 500,988,889 shares of common stock to AIL in exchange for the conversion of $450,890 of debt owed by the Company to AIL at a conversion price of $0.0009 per share. The issuance of these shares was completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO
YEAR ENDED DECEMBER 31, 2019

Results of Operations

For the years ended December 31, 2020 and 2019

Revenue

The Company had no revenue during the years ended December 31, 2020 and 2019.

Cost of revenue

Total cost of revenue for the years ended December 31, 2020 and 2019 were $0

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, rental expenses and maintenance expenses of existing software framework. We expect to maintain our general and administrative expenses with moderate changes in line with business activities. Total general and administrative expenses for the years ended December 31, 2020 and 2019 for continuing operations were $88,155 and $323,585. Total general and administrative expenses for the years ended December 31, 2020 and 2019 for discontinued operations were $0 and $3,710, of which $0 and $48 were depreciation expenses, respectively.

Other (Expenses) / Income

For the years ended December 31, 2020 and 2019, we have incurred a net balance of $38,809 and $34,113 in foreign exchange gain, of which $719 and $0 are realized foreign exchange gain, $0 and $299,255 in gain on disposal of investment, and $4 and $55 in interest income, respectively for continuing operations. For the years ended December 31, 2020 and 2019, we have incurred $0 and $(2) in unrealized foreign exchange (loss), respectively for discontinued operations.

Liquidity and Capital Resources

At December 31, 2020, we had cash of $158,057 and a working capital deficit of $1,389,832. The increase in cash during the year ended December 31, 2020 was primarily due to the cash received upon the maturity of a promissory note. The increase in the working capital deficit during the year ended December 31, 2020 was due to the increase in the amount due to AIL.

We had a total stockholders’ deficit of $1,389,730 and an accumulated deficit of $5,666,250 as of December 31, 2020 compared with a total stockholders’ deficit of $1,272,320 and an accumulated deficit of $5,616,908 as of December 31, 2019. This difference is primarily due to the net loss incurred and the loss in foreign currency translation during the year.

For the year ended December 31, 2020, we recorded a net loss of $49,342.

We had net cash generated from operating activities of $50,140 for the year ended December 31, 2020. We had a positive change of $100,000 due to promissory note of a related party and a negative change of $518 due to accounts payable and accrued expenses.

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

In the year ended December 31, 2020, we did not pursue any investing activities.
In the year ended December 31, 2019, we spent $102 in other non-current assets and have a net cash inflow $68,940 on the disposal of subsidiary, resulting in net cash provided by investing activities of $68,838 for the year.

For the year ended December 31, 2020, we had net cash provided by financial activities of $94,568 due to advances from related parties.

For the year ended December 31, 2019, we had net cash provided by financial activities of $274,867 due to advances from related parties.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from AIL or third parties) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Critical Accounting Policies

Our discussion and analysis of the consolidated financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our consolidated financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our consolidated financial statements but we expanded our disclosures related to contracts with customers below.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2020 or 2019, respectively.

Off –Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GigWorld, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GigWorld, Inc. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit of the financial statements as of and for the year ended December 31, 2020.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2021.

Houston, Texas March 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GigWorld, Inc. (formerly HotApp Blockchain, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GigWorld, Inc. (formerly HotApp Blockchain), Inc. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Rosenberg Rich Baker Berman P.A.

Somerset, New Jersey

March 30, 2020

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$158,057	$55,752
Promissory note-related parties	-	100,000

TOTAL CURRENT ASSETS	158,057	155,752

Other non-current assets	102	102

TOTAL ASSETS	$158,159	$155,854

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,043	$18,561
Accrued taxes	7,742	7,742
Amount due to related parties	1,522,104	1,401,871

TOTAL CURRENT LIABILITIES	1,547,889	1,428,174

TOTAL LIABILITIES	1,547,889	1,428,174

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of December 31, 2020 and December 31, 2019	50,690	50,690
Accumulated other comprehensive loss	(378,361)	(310,293)
Additional paid-in capital	4,604,191	4,604,191
Accumulated deficit	(5,666,250)	(5,616,908)
TOTAL STOCKHOLDERS' DEFICIT	(1,389,730)	(1,272,320)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,159	$155,854

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31,
	2020	2019

Operating expenses:
General and administrative	$88,155	$323,585
Total operating expenses	88,155	323,585

Loss from operations	(88,155)	(323,585)

Other income:
Interest income	4	55
Gain on disposal of subsidiary	-	299,255
Foreign exchange gain	38,809	34,113
Total other income	38,813	333,423

(Loss) income before taxes	(49,342)	9,838
Income tax provision	-	-
Net (loss) income from continuing operations	(49,342)	9,838
(Loss) from discontinued operations, net of tax	-	(3,712)
Net (loss) income applicable to common shareholders	$(49,342)	$6,126

Net (loss) income from continuing operations per share - basic and diluted	$(0.00)	$0.00
Net (loss) from discontinued operations per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (loss):
Net (loss) income	$(49,342)	$6,126
Foreign currency translation (loss)	(68,068)	(85,174)
Total comprehensive (loss)	$(117,410)	$(79,048)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2019 TO DECEMBER 31, 2020

	Common			Accumulated Other Comprehensive
	Shares	Par Value	Paid-In Capital	Income (Loss)	Accumulated Deficit	Stockholders' Deficit
Balance December 31, 2018	506,898,576	$50,690	$4,604,191	$(225,119)	$(5,623,034)	$(1,193,272)
Net income for period	-	-	-	-	6,126	6,126
Foreign currency translation adjustment	-	-	-	(85,174)	-	(85,174)

Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)
Net loss for period	-	-	-	-	(49,342)	(49,342)
Foreign currency translation adjustment	-	-	-	(68,068)	-	(68,068)

Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income including noncontrolling interests from continuing operations:	$(49,342)	$9,838
Net (loss) including noncontrolling interests from discontinued operations:	-	(3,712)
Net (loss) income including noncontrolling interests, total	(49,342)	6,126
Adjustments to reconcile net (loss) income to cash used in operations:
Depreciation expense	-	48
Gain on disposal of subsidiary	-	(299,255)
Impairment loss on accounts receivable	-	49,410
Foreign exchange gain	-	(34,111)

Change in operating assets and liabilities:
Security deposit and other assets	-	462
Prepaid expenses	-	588
Promissory note-related party	100,000	(100,000)
Accounts payable and accrued expenses	(518)	(12,756)
Net cash provided by (used in) operating activities	$50,140	$(389,488)

CASH FLOW FROM INVESTING ACTIVITIES:
Other non-current assets	-	(102)
Net cash inflow on disposal of subsidiary	-	68,940
Net cash provided by investing activities	$-	$68,838

CASH FLOW FROM FINANCING ACTIVITIES:
Advances from related parties	94,568	274,867
Net cash provided by financing activities	$94,568	$274,867

NET INCREASE / (DECREASE) IN CASH	144,708	(45,783)
Effects of exchange rates on cash	(42,403)	(16,510)

CASH AND CASH EQUIVALENTS at beginning of year	55,752	118,045
CASH AND CASH EQUIVALENTS at end of year	$158,057	$55,752

Supplemental disclosure of cash flows information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.
ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

GigWorld Inc., formerly HotApp Blockchain, Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. We will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce.

Our go-to-market model includes working closely with business entities, which are primarily on a membership based business, direct selling being one of them, to provide membership collaboration tools for communications, commerce and social media management. We work with backend systems providers that provide the order processing, commission management  capability and enable them with mobile friendly interface and access to the relevant backend services.

The pricing model will be based on subscription model with possible one time integration support fee.

GigWorld Inc. will be the development house that work closely with business development consultants to promote our platform to enterprises.

As of December 31, 2020, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApps International Pte Ltd, subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
HWH World Inc.	August 28, 2018	State of Delaware, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd. (formerly known as Crypto Exchange Pte. Ltd.)	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApps International Pte Ltd, subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”) acquired 100% of issued share capital in HotApp International Limited.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,666,250 and has net working capital deficit of $1,389,832 at December 31, 2020.  Management has concluded that due to the conditions described above, there is a substantial doubt about the entity’s ability to continue as a going concern through March 22, 2022.  We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operations through 2021. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements of the Group include the financial statements of GigWorld Inc. and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2020 and 2019.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31, 2020, cash of the Group include, on an as converted basis to US dollars, $24,448, and $122,671, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively. As of December 31, 2019, cash of the Group include, on an as converted basis to US dollars, $32,283, and $23,131, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Fair value

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

●	Level 1 - quoted prices in active markets for identical assets and liabilities;

●	Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3 - significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Revenue recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our consolidated financial statements but we expanded our disclosures related to contracts with customers below.

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

The Company had no revenue for the years ended December 31, 2020 and 2019.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2020 or 2019, respectively.

Foreign currency translation

Items included in the consolidated financial statements of each entity in the Group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore and Hong Kong are maintained in their local currencies, the Singapore Dollar (S$) and Hong Kong Dollar (HK$), which are also the functional currencies of these entities.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of operations.

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

For the year ended December 31, 2020, the Company recorded other comprehensive loss from a translation loss of $68,068 in the consolidated financial statements. For the year ended December 31, 2019, the Company recorded other comprehensive loss from a translation loss of $85,174 in the consolidated financial statements.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive loss.

Loss per share

Basic loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of shares outstanding during the year.

As of December 31, 2020, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Recent accounting pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following:
	As of December 31,
	2020	2019
Accrued professional fees	$16,892	$16,712
Other	1,151	1,849
Total	$18,043	$18,561

Note 4.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
	2020			2019
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$16,659	$(66,001)	$(49,342)	$(6,756)	$16,594	$9,838
Income tax at statutory rate	3,498	(10,985)	(7,487)	(1,419)	3,209	1,790
Items not taxable for tax purposes	(14,995)	-	(14,995)	(10,584)	(58,649)	(69,233)
Items not deductible for tax purposes	-	10,985	10,985	9	7,535	7,544
Change in valuation allowance	11,497	-	11,497	11,994	47,905	59,899
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets/(liabilities):
Operating loss carry forwards	183,831	856,725	1,040,556	172,334	856,725	1,029,059
Unrealized exchange (gain)/loss	(14,995)	-	(14,995)	(10,575)	3,249	(7,326)
Total deferred assets	$168,836	$856,725	$1,025,561	$161,759	$859,974	$1,021,733
Less: valuation allowance	(168,836)	$(856,725)	$(1,025,561)	$(161,759)	$(859,974)	$(1,021,733)
Total net deferred tax assets	$-	$-	$-	$-	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2020 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2020, the Company had approximately $5,159,012 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and which expire by the year 2035. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2019, 2018 and 2017 are still subject to examination by the taxing authorities.

Note 5.  SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value.  As of December 31, 2020 and 2019, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

Common Shares:

Pursuant to the Purchase Agreement, dated October 15, 2014, the Company issued 1,000,000 shares of common stock to AIL. Such amount represented 19% ownership in the Company.

On July 13, 2015, AIL acquired 777,687 shares of the Company’s common stock by converting outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). After such transactions AIL owned 98.17% of the Company.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with AIL, pursuant to which AIL agreed to convert $450,890 of debt owed by the Company to AIL into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and AIL owned 99.979% of the Company after such transactions.

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000.  The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company.  As of December 31, 2020, AIL has sold 1,129,200 shares of the Company to independent third parties, and AIL owned 99,756% of the Company after such transactions.

Preferred Shares:

No Preferred Stock were issued as of December 31, 2020 and 2019.

Note 6.  EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2020 and 2019.

Note 7.  DISCONTINUED OPERATIONS

On October 25, 2018, HotApps International Pte. Ltd., subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

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

The composition of assets and liabilities included in discontinued operations was as follows:

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Deposit and other receivable	-	-
TOTAL CURRENT ASSETS	-	-

Fixed assets, net	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$-
TOTAL CURRENT LIABILITIES	-	-
TOTAL LIABILITIES	$-	$-

The aggregate financial results of discontinued operations were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues:
Project fee-others	$-	$-
	-	-

Cost of revenues	-	-

Gross profit	$-	$-

Operating expenses:
Depreciation	-	48
General and administrative	-	3,662
Total operating expenses	-	3,710

(Loss) from operations	-	(3,710)

Other income (expenses):
Other sundry income	-	-
Foreign exchange (loss)	-	(2)
Total other (expenses) income	-	(2)

Loss from discontinued operations	$-	$(3,712)

Note 8.  RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai has resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors has appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. AIL is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and a member of AIL’s Board of Directors, as well as the majority stockholder of AIL. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Executive Director and Chief Financial Officer of AIL. Both Chan Heng Fai and Lui Wai Leung Alan are being paid by AIL, the Company’s majority stockholder.

As of December 31, 2020, the Company has amount due to AIL of $1,521,999 plus an amount due to an associated company of AIL of $105.  As of December 31, 2019, the Company has amount due to AIL of $1,396,426, an amount due to a director of $5,343, plus an amount due to an associated company of AIL of $102.

The account receivable as of December 31, 2020 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the company has put up a full allowance for the said amount in 2019.

On October 25, 2018, HotApps International Pte. Ltd., subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2020, we had a material weakness that relates to the relatively small number of employees, provided by AIL, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, we had a material weakness that relates to the relatively small number of employees, provided by AIL, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. The Company also noted the internal staff has limited US GAAP and SEC Reporting experience.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	76	Executive Chairman of the Board
Lee Wang Kei	30	Chief Executive Officer
Lum Kan Fai	58	Vice Chairman of the Board
Sanjib Kalita	48	Director
Lui Wai Leung Alan	50	Chief Financial Officer

On October 21, 2014, the Company reported under Form 8-K the Sale & Purchase Agreement (“Purchase Agreement”) with Alset International Limited, formerly known as Singapore eDevelopment Limited, a Singapore exchange listed company, dated October 15, 2014. The Purchase Agreement also granted AIL the right to nominate one member to the Company’s Board of Directors.

The mailing address for each of the officers and directors named above is c/o the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

Business Experience

Mr. Chan has served as a Director since October 23, 2014, as the Executive Chairman of the Company’s Board of Directors since December 1, 2017, and the Acting Chief Executive Officer from August 8, 2018 until September 1, 2020. Mr. Chan previously served as the Company’s Chief Executive Officer from December 31, 2014 until June 21, 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. Mr. Chan has served as a member of the Board of Directors of LiquidValue Development Inc. since January 10, 2017, and has served as Co-Chief Executive Officer of LiquidValue Development Inc. since December 29, 2017.  He has served as a non-executive director of Document Security Systems, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013 and has served as a director of Vivacitas Oncology Inc. since May of 2017. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

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

Mr. Lee has served as the Company’s Chief Executive Officer since September 1, 2020.  Mr. Lee previously served as the Company’s Chief Executive Officer from December 2017 until August 2018 and served as the Company’s Chief Technology Officer from June 2017 until August 2018. Mr. Lee has served as a System Architect for the Company since August of 2015, where he has helped lead the Company’s software development, and from April of 2015 to July of 2015, Mr. Lee served as a Consultant to the Company. Mr. Lee has served as Head of Development for DSS Asia Limited since August 2018. Prior to joining the Company, Mr. Lee served as Software Project Manager for Appcraft Asia from 2014-2015 and served as Software Architect for myFunboxx from 2012-2014.

Mr. Lum has served as a member of the Company’s Board of Directors since June of 2015.  Mr. Lum served as Chief Technology Officer (“CTO”) from June of 2015 until June of 2017.  In June of 2017, the Company appointed Mr. Lum Kan Fai as the Company’s CEO and President, and Mr. Lum resigned as CTO.  In December of 2017, Mr. Lum Kan Fai resigned as CEO and President of the Company and was appointed as Vice Chairman of the Company’s Board of Directors. Mr. Lum currently is the President, Digital Group of Document Security Systems, Inc. (“DSS”), a NYSE listed company and the President of DSS Asia, a subsidiary of DSS.  Mr. Lum is responsible for P&L long term development of DSS’ digital product division and the Asia Pacific operations of DSS. Mr. Lum was the founder, and since 2009 has served as Chief Executive Officer, of FUNboxx Ltd.  Prior to that, Mr. Lum held senior management positions with Vitop Holding, a HK listed company, York International (Now Johnson Controls), Apple and Datacraft Asia.  Mr. Lum graduated from the University of Essex (UK) in 1985, with a first class honor degree in Computer and Communication Engineering.

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

Mr. Lui Wai Leung Alan has served as Chief Financial Officer since May 12, 2016.  Mr. Lui has been Chief Financial Officer of Alset International Limited, the Company’s majority stockholder, since November 2016 and served as its Acting Chief Financial Officer from June 2016 until November 2016. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has served as Co-Chief Financial Officer of LiquidValue Development Inc. since December 2017.  Mr. Lui has served a Co-Chief Financial Officer of Alset EHome International Inc., a Nasdaq listed company, since March 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

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

Potential Conflicts

None of the members of our management work for the Company on a full-time basis. Both our Executive Chairman and our Chief Financial Officer are employed by our largest stockholder, Alset International Limited, formerly known as Singapore Development Limited, and their services are being temporarily provided to us at no cost.  Certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

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

Item 11.                      Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman, Acting CEO	2020	--	--	--	--	--
(resigned as Acting CEO as of September 1, 2020)	2019	--	--	--	--	--
Lee Wang Kei, CEO	2020	--	--	--	8,000	8,000
(effective as of September 1, 2020, appointed as CEO)	2019	--	--	--	--	--
Lum Kan Fai	2020	--	--	--	--	--
Director, Vice Chairman	2019	--	--	--	--	--
Sanjib Kalita	2020	--	--	--	--	--
Director	2019	--	--	--	--	--
Lui Wai Leung Alan	2020	--	--	--	--	--
CFO	2019	--	--	--	--	--

Alset International Limited compensates Mr. Chan and Mr. Lui for their services to a number of divisions and subsidiaries of Alset International Limited. Each of these individuals works on a number of matters for Alset International Limited, including devoting various amounts of time to matters related to the Company. The Company does not compensate these individuals

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors by the Company in 2019 and 2020. On July 30, 2018, the Company adopted the Equity Incentive Plan intended to encourage ownership of Shares by Employees and directors of and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreements

As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 22, 2021 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As March 22, 2021, we had 506,898,576 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Alset International Limited (2)	505,501,376	99.724%
Officers and Directors
Chan Heng Fai (3)	505,501,376	99.724%
Lee Wang Kei	0	0%
Sanjib Kalita	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (5 persons)
_____________________
(1) (2) (3)
Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
The address is: 7 Temasek Boulevard #29-01B, Suntec Tower One, Singapore 038987.
Chan Heng Fai may be deemed to be the beneficial owner of those 505,501,376 shares of the Company’s common stock owned by Alset International Limited. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. Alset International Limited’s majority stockholder is a wholly-owned subsidiary of Alset EHome International Inc. Mr. Chan owns a majority of the issued and outstanding shares of Alset EHome International Inc. through HFE Holdings Limited, a holding company owned by Mr. Chan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

AIL is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of AIL, as well as the majority stockholder of AIL, through shares owned personally and through a Nasdaq-listed company, Alset EHome International Inc., which Mr. Chan is also the majority stockholder, Chairman and Chief Executive Officer of.  Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of AIL and the Co-Chief Financial Officer of Alset EHome International Inc. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

On December 31, 2014, the Company owed Alset International Limited (AIL), its majority stockholder, $4,428,438. This amount reflects a loan of $50,000 and the US equivalent of S$5,702,500. It also includes $32,574 in payments made by AIL on behalf of the Company.  On December 28, 2014, AIL loaned the Company under a promissory note (the “Note”) $3,988,831 (S$5,250,533.93). The Note is non-interest bearing and matures on June 25, 2015. The Note has no prepayment penalty. The other loans and expenses covered by AIL for the benefit of the Company are not covered under a loan document.

On July 13, 2015, the Company entered into a Loan Conversion Agreement with AIL, pursuant to which AIL converted outstanding loans made to the Company into common stock of the Company at a rate of $5.00 per share (rounded to the nearest full share). The total amount converted consists of outstanding principal in the amount of $5,250,554 Singapore Dollars or $3,888,437 USD as of exchange rate on July 10, 2015, which amount was evidenced by a promissory note in favor of AIL effective December 28, 2014 (“AIL Promissory Note”). The principal amount of $3,888,437 was converted to common stock of the Company, and in exchange, AIL received 777,687 shares of common stock of the Company. The other loans and expenses covered by AIL for the benefit of the Company are not covered under a loan document.

On March 25, 2015, HotApps International Pte Ltd., subsequently known as HotApp BlockChain Pte. Ltd.  (“HIP”) acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from Mr. Chan Heng Fai, a substantial stockholder and the Company’s Chairman and former CEO. HotApp International Limited is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each. The consideration of the acquisition was based on the issued share capital of HotApp International Limited, which is principally engaged in the sales and marketing of mobile application. HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

On January 25, 2017, the Company entered into an Agreement for Services with iGalen International Inc. (“iGalen”), a company specializing in dietary supplements, to provide iGalen with a mobile enterprise resource planning platform (“Mobile App”) for iGalen’s members. Under the terms of the agreement, iGalen, a U.S.-based network marketing company which was 53% owned by AIL, agreed to share 3% of its entire annual global revenue with the Company for the financial year ending December 31, 2017.  In exchange, the Company assumed responsibility for maintaining and upgrading the Mobile App platform, as well as providing the required cloud infrastructure. The Company agreed to absorb the cost of development of the Mobile App, and agreed not to charge individual members for use of the Mobile App’s standard functions.

On March 27, 2017, the Company entered into a Loan Conversion Agreement with AIL, pursuant to which AIL agreed to convert $450,890 of debt owed by the Company to AIL into 500,988,889 common shares at a conversion price of $0.0009. The captioned shares were issued on June 9, 2017, and AIL owned 99.979% of the Company after such transactions.

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000.  The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company.  As of December 31, 2020, AIL has sold 1,129,200 shares of the Company to independent third parties, and AIL owned 99.756% of the Company after such transactions.

On March 27, 2017, AIL and the Company entered into a Preferred Stock Cancellation Agreement, by which AIL agreed to cancel its 13,800,000 shares of Perpetual Preferred Stock issued by the Company. On June 8, 2017, a Certificate of Retirement for 13,800,000 shares of the Perpetual Preferred Stock has been filed with the office of Secretary of State of the State of Delaware.

On October 25, 2018, HotApps International Pte. Ltd., subsequently known as HotApp BlockChain Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

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

Mr. Chan Heng Fai is the Executive Chairman and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer and Chairman of Alset International Limited, the majority stockholder of the Company. Mr Chan is the majority stockholder of Alset EHome International Inc., which, through subsidiaries, is the majority stockholder of Alset International Limited. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

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

Item 14.  Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the:

	Year Ended December 31,
	2020	2019
Audit Fees	$36,500	$40,000
Tax Fees	5,000	4,000
Total	$41,500	$44,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)           List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholder Equity (Deficit) for the Period from January 1, 2019 to December 31, 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

(a)(2)           List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)           Exhibits

The following exhibits are included herewith:

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).
3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014).
3.1.2
Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

3.1.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).
3.2.1	Bylaws (incorporated herein by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).
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

21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed with this document
**    Furnished with this document

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGWORLD INC.
Date: March 22, 2021	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2021	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	March 22, 2021
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	March 22, 2021
Lui Wai Leung, Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	March 22, 2021
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	March 22, 2021
Lum Kan Fai

/s/ Sanjib Kalita	Director	March 22, 2021
Sanjib Kalita