Form 10-Q
period 2021-03-31
GigWorld Inc.
filed 2021-05-17
CIK 1600347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 17, 2021, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

Throughout this Report on Form 10-Q, the terms “Company,” “we,” “us” and “our” refer to GigWorld Inc., and “our board of directors” refers to the board of directors of GigWorld Inc.

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

  PART I
FINANCIAL INFORMATION

 ITEM 1.
INTERIM FINANCIAL STATEMENTS

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

 CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$154,737	$158,057
TOTAL CURRENT ASSETS	154,737	158,057

Other non-current assets	102	102
TOTAL ASSETS	$154,839	$158,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,272	$18,043
Accrued taxes	7,742	7,742
Amount due to related parties	1,509,876	1,522,104
TOTAL CURRENT LIABILITIES	1,547,890	1,547,889

TOTAL LIABILITIES	1,547,890	1,547,889

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of March 31, 2021 and December 31, 2020	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(315,083)	(378,361)
Accumulated deficit	(5,732,849)	(5,666,250)
TOTAL STOCKHOLDERS' DEFICIT	(1,393,051)	(1,389,730)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,839	$158,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating expenses:
General and administrative	$30,128	$18,049
Total operating expenses	30,128	18,049

(Loss) from operations	(30,128)	(18,049)

Other income (loss):
Interest income	-	1
Foreign exchange (loss)	(36,471)	(92,658)
Total other (loss)	(36,471)	(92,657)

(Loss) before taxes	(66,599)	(110,706)
Income tax provision	-	-
Net (loss) applicable to common shareholders	$(66,599)	$(110,706)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (Loss):
Net (loss)	$(66,599)	$(110,706)
Foreign currency translation gain	63,278	169,540
Total comprehensive (loss) income	$(3,321)	$58,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)
Net loss for period	-	-	-	-	(66,599)	(66,599)
Foreign currency translation adjustment	-	-	-	63,278	-	63,278

Balance March 31, 2021	506,898,576	$50,690	$4,604,191	$(315,083)	$(5,732,849)	$(1,393,051)

	Common Shares	Par Value	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)
Net loss for period	-	-	-	-	(110,706)	(110,706)
Foreign currency translation adjustment	-	-	-	169,540	-	169,540

Balance March 31, 2020	506,898,576	$50,690	$4,604,191	$(140,753)	$(5,727,614)	$(1,213,486)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(66,599)	$(110,706)
Adjustments to reconcile net loss to cash used in operations:
Foreign exchange transaction loss	-	92,479

Change in operating assets and liabilities:
Accounts payable and accrued expenses	12,229	3,141
Net cash used in operating activities	$(54,370)	$(15,086)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	14,470	10,823
Net cash generated from financing activities	$14,470	$10,823

NET (DECREASE) IN CASH	(39,900)	(4,263)
Effects of exchange rates on cash	36,580	279

CASH AND CASH EQUIVALENTS at beginning of period	158,057	55,752
CASH AND CASH EQUIVALENTS at end of period	$154,737	$51,768

Supplemental disclosure of cash flows information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. THE COMPANY HISTORY AND NATURE OF THE BUSINESS

GigWorld Inc., formerly HotApp Blockchain, Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. We will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce.

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

The pricing model will be based on a subscription model with a possible one-time integration support fee.

GigWorld Inc. will work closely with business development consultants to promote our platform to enterprises.

As of March 31, 2021, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Crypto Exchange Inc., subsequently known as Gig Stablecoin Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
HWH World Inc.	August 28, 2018	State of Delaware, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd.	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,732,849 and has net working capital deficit of $1,393,153 at March 31, 2021. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through May 17, 2022. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2021. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 22, 2021. Results of operations for the three month periods ended March 31, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021. The other information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2021, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $21,492 and $122,306 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2020, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $24,448, and $122,671, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2021 or 2020, respectively.

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

For the three months ended March 31, 2021, the Company recorded other comprehensive income from translation gain of $63,278 in the consolidated financial statements. For the three months ended March 31, 2020, the Company recorded other comprehensive income from translation gain of $169,540 in the consolidated financial statements.

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

The Company's convertible preferred shares are not participating securities and have no voting rights until converted to common stock. As of March 31, 2021, no shares of preferred stock are eligible for conversion into voting common stock.

As of March 31, 2021, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued professional fees	$22,464	$16,892
Other	7,808	1,151
Total	$30,272	$18,043

Note 4. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited (“AIL”) is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and a member of AIL’s Board of Directors, as well as the majority stockholder of AIL. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Executive Director and Chief Financial Officer of AIL. Both Chan Heng Fai and Lui Wai Leung Alan are being paid by AIL, the Company’s majority stockholder. We have not entered into any employment arrangement with any employees except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. AIL has provided staff without charge to our Company.

As of March 31, 2021, the Company has an amount due to AIL of $1,509,773 plus an amount due to an associated company of AIL of $103. As of December 31, 2020, the Company has amount due to AIL of $1,521,999 plus an amount due to an associated company of AIL of $105.

The account receivable as of March 31, 2021 includes a trade receivable from an affiliate by common ownership amounting to $39,427 resulting from the revenue earned from that affiliate during the year 2017, and the Company has put up a full allowance for the said amount.

Note 5. SUBSEQUENT EVENTS

The Company has entered into a securities purchase agreement dated April 5, 2021 with Value Exchange International, Inc. (“Value Exchange International”) in connection with the purchase of 6,500,000 shares of Value Exchange International’s common stock for an aggregate subscription price of $650,000. The acquisition of 6,500,000 shares of Value Exchange International’s common stock was completed on April 12, 2021.

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

Background and business

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

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to advise businesses in network marketing and brands in block chain services and mobile collaboration.

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

The direct selling industry has been adopting gig economy practices and relying heavily on digital marketing technology in team development and customer engagement. We have positioned ourselves to serve the growing demand in the transformation of the direct selling industry towards the gig economy.

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

Trends in the Market and Our Opportunity

The gig economy has become very appealing to those seeking flexibility in how and when they work. Technology has been a key driver along with reducing complexity to simplicity in how work is done and how the worker is compensated.

Technology has changed pretty much every aspect of a business, opening up work opportunities for those who want to work in the gig economy. This change has also helped employers increase profitability because they only have to only hire workers when they need them.

The share of independent workers at U.S. businesses stood at 16% last year, according to a report published Feb. 4 by the ADP Research Institute, which analyzed payroll data from more than 18 million workers.
That was a jump of 2.2 percentage points — or 15% — from 2010, according to ADP research published Feb 2020.
In total, there are 6 million more gig workers today than a decade ago. Half, or 3 million, of that growth reflects the shift of the labor force toward this type of work and away from more traditional employment.

Based upon the above trends, we believe significant opportunities exist for:

●
Enterprises in various industries are exploring gig economy opportunities in order to capitalize on the independent workers resources.
●
Technology has made the workforce digital, and jobs are changing to compensate. People who work as gig workers often don’t work at a company’s site and instead work at home, in coffee shops, and other places. They communicate with potential employers mostly via email, messaging apps and collaboration tools. These workers find potential gigs on job boards or through their networking efforts.
●
Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
●
The application of Block Chain technology enable trusted transactions in the highly connected gig economy.
●
Payment services are also changing as a result of globalized gig economy workers earning their income through building a global network.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●
focus in developing technologies enabling enterprise to capture the gig economy opportunities
●
partner with technology providers offer services for membership management, ecommerce, logistics and payment services in the gig economy marketplace
●
identify solutions and licensing opportunities in accelerating the digital transformation for direct selling companies

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2021 and 2020

Revenue

The Company had no revenue during the three months ended March 31, 2021 and 2020.

Cost of revenue

Total cost of revenue for the three months ended March 31, 2021 and 2020 were $0.

General and Administrative

General and administrative expenses consist primarily of professional fees, and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended March 31, 2021 and 2020 were $30,128 and $18,049, respectively, of which $0 and $(179) related to bad debt expense, respectively.

Other (Expense) / Income

For the three months ended March 31, 2021 and 2020, we have incurred $(36,471) and $(92,658) in foreign exchange (loss), and $0 and $1 in interest income respectively.

Liquidity and Capital Resources

At March 31, 2021, we had cash of $154,737 and working capital deficit of $1,389,832.

We had a total stockholders’ deficit of $1,393,051 and an accumulated deficit of $5,732,849 as of March 31, 2021 compared with a total stockholders’ deficit of $1,389,730 and an accumulated deficit of $5,666,250 as of December 31, 2020. This difference is primarily due to the net effect of the net loss incurred and the gain in the foreign currency translation during the period.

For the three months ended March 31, 2021, we recorded a net loss of $66,599.

We had net cash used in operating activities of $54,370 for the three months ended March 31, 2021. We had a positive change of $12,229 due to accounts payable and accrued expenses.

For the three months ended March 31, 2020, we recorded a net loss of $110,706.

We had net cash used in operating activities of $15,086 for the three months ended March 31, 2020. We had a positive change of $3,141 due to accounts payable and accrued expenses.

For the three months ended March 31, 2021 and 2020, we had no investing activities for the period.

For the three months ended March 31, 2021, we had net cash provided by financial activities of $14,470 due to advances from an affiliate.

For the three months ended March 31, 2020, we had net cash provided by financial activities of $10,823 due to advances from an affiliate.

As of March 31, 2021, we do not have any fixed operating office lease agreements.

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

The Company had no revenue for the period ended March 31, 2021 and 2020.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2021 or 2020, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company did not have any off-balance sheet arrangements.

 ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

 ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2021 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2021, we had a material weakness that relates to the relatively small number of employees, provided by AIL, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

Exhibit Number
Description

31.1
Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).
31.2
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

GIGWORLD INC.

Date: May 17, 2021	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)