Form 10-Q
period 2021-06-30
GigWorld Inc.
filed 2021-08-11
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of August 11, 2021, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;
•	economic, competitive, business and other conditions in our local and regional markets;
•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in our industry;
•	changes in our business and growth strategy, capital improvements or development plans;
•	the availability of additional capital to support development; and
•	other factors discussed elsewhere in this annual report.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2021 AND DECEMBER 31, 2020 (UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$182,253	$158,057
Deposit, prepaid expenses and other receivable	737	-
Investment in Securities at Fair Value	1,300,000	-
TOTAL CURRENT ASSETS	1,482,990	158,057

Other non-current assets	102	102
TOTAL ASSETS	$1,483,092	$158,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,645	$18,043
Accrued taxes	7,742	7,742
Amount due to related parties	2,234,684	1,522,104
TOTAL CURRENT LIABILITIES	2,265,071	1,547,889

TOTAL LIABILITIES	2,265,071	1,547,889

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(318,798)	(378,361)
Accumulated deficit	(5,118,062)	(5,666,250)
TOTAL STOCKHOLDERS' DEFICIT	(781,979)	(1,389,730)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,483,092	$158,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Operating expenses:
General and administrative	$39,247	$20,555	$69,375	$38,605
Total operating expenses	39,247	20,555	69,375	38,605

(Loss) from operations	(39,247)	(20,555)	(69,375)	(38,605)

Other income (loss):
Interest income	1	1	1	3
Foreign exchange gain (loss)	4,033	36,002	(32,438)	(56,656)
Unrealized Gain on Securities Investment	650,000	-	650,000	-
Total other income (loss)	654,034	36,003	617,563	(56,653)

Income (Loss) before taxes	614,787	15,448	548,188	(95,258)
Income tax provision	-	-	-	-
Net income (loss) applicable to common shareholders	$614,787	$15,448	$548,188	$(95,258)

Net income (loss) per share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted number of shares outstanding - Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$614,787	$15,448	$548,188	$(95,258)
Foreign currency translation (loss) gain	(3,715)	(64,361)	59,563	105,179
Total comprehensive income (loss)	$611,072	$(48,913)	$607,751	$9,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)
Net loss for the period	-	-	-	-	(66,599)	(66,599)
Foreign currency translation adjustment	-	-	-	63,278	-	63,278

Balance March 31, 2021	506,898,576	$50,690	$4,604,191	$(315,083)	$(5,732,849)	$(1,393,051)
Net income for the period	-	-	-	-	614,787	614,787
Foreign currency translation adjustment	-	-	-	(3,715)	-	(3,715)

Balance June 30, 2021	506,898,576	$50,690	$4,604,191	$(318,798)	$(5,118,062)	$(781,979)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)
Net loss for the period	-	-	-	-	(110,706)	(110,706)
Foreign currency translation adjustment	-	-	-	169,540	-	169,540

Balance March 31, 2020	506,898,576	$50,690	$4,604,191	$(140,753)	$(5,727,614)	$(1,213,486)
Net income for the period	-	-	-	-	15,448	15,448
Foreign currency translation adjustment	-	-	-	(64,361)	-	(64,361)

Balance June 30, 2020	506,898,576	$50,690	$4,604,191	$(205,114)	$(5,712,166)	$(1,262,399)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$548,188	$(95,258)
Adjustments to reconcile net loss to cash used in operations:
Unrealized (gain) on securities investment	(650,000)	-
Foreign exchange transaction loss	-	56,467

Change in operating assets and liabilities:
Deposit, prepaid expenses and other receivable	(737)	-
Accounts payable and accrued expenses	4,602	(5,753)
Net cash used in operating activities	$(97,947)	$(44,544)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities investment in Fair Value	(650,000)	-
Net cash used in investing activities	$(650,000)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	738,499	37,097
Net cash provided by financing activities	$738,499	$37,097

NET (DECREASE) IN CASH	(9,448)	(7,447)
Effects of exchange rates on cash	33,644	(331)

CASH AND CASH EQUIVALENTS at beginning of period	158,057	55,752
CASH AND CASH EQUIVALENTS at end of period	$182,253	$47,974

Supplemental disclosure of cash flows information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

The pricing model will be based on a subscription model with a possible one-time integration support fee.

GigWorld Inc. will work closely with business development consultants to promote our platform to enterprises.

As of June 30, 2021, details of the Company’s subsidiaries are as follows:

Subsidiaries	Date of Incorporation	Place of Incorporation	Percentage of Ownership
1st Tier Subsidiary:
HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”)	May 23, 2014	Republic of Singapore	100% by Company
Gig Stablecoin Inc., formerly known as Crypto Exchange Inc.	December 15, 2017	State of Nevada, the United States of America	100% by Company
HWH World Inc.	August 28, 2018	State of Delaware, the United States of America	100% by Company
2nd Tier Subsidiaries:
HWH World Pte. Ltd.	September 15, 2014	Republic of Singapore	100% owned by HIP
HotApp International Limited*	July 8, 2014	Hong Kong (Special Administrative Region)	100% owned by HIP

* On March 25, 2015, HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd acquired 100% of the issued and outstanding shares of HotApp International Limited.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,118,062 and has net working capital deficit of $782,081 at June 30, 2021. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through August 11, 2022. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2021. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 22, 2021. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021. The other information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2021, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $49,002 and $122,312 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2020, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $24,448, and $122,671, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

Investment Securities

Investments represent equity investments with readily determinable fair values.

The Company account for investments in equity securities that have readily determinable fair values are measured at fair value, with unrealized gains and losses from fair value changes recognized in net income in the consolidated statements of comprehensive income.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2021 or 2020, respectively.

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

For the three and six months ended June 30, 2021, the Company recorded other comprehensive income from translation (loss) gain of $(3,715) and $59,563 in the consolidated financial statements, respectively. For the three and six months ended June 30, 2020, the Company recorded other comprehensive income from translation (loss) gain of $(64,361) and $105,179 in the consolidated financial statements, respectively.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive loss.

Income (Loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of shares outstanding during the period.

As of June 30, 2021, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in an active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued professional fees	$20,842	$16,892
Other	1,803	1,151
Total	$22,645	$18,043

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

As of June 30, 2021, the Company has an amount due to AIL of $2,234,581 plus an amount due to an associated company of AIL of $103. As of December 31, 2020, the Company has amount due to AIL of $1,521,999 plus an amount due to an associated company of AIL of $105.

Note 5. INVESTMENT

The Company acquired 6,500,000 shares of Value Exchange International Inc.’s common shares for an aggregate subscription price of $650,000. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2021:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
June 30, 2021
Asset
Investment Securities – Fair Value	$6,500,000	$1,300,000	$-	$-	$1,300,000
Total Investment in securities at Fair Value	$6,500,000	$1,300,000	$-	$-	$1,300,000

Note 6. SUBSEQUENT EVENTS

Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on 13 July 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares. Smart Reward plans to be principally engaged in the business of software development of a platform allowing small and medium sized merchants to set-up their own reward programme, with the aim of creating Asia’s largest loyalty exchange programme for participating merchants.

HotApp International Limited will hold 5,000 shares in the share capital of Smart Reward, representing 50% of the total issued and paid-up share capital of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of GigWorld Inc.

The remaining 5,000 shares in the share capital of Smart Reward, representing 50% of the total issued and paid-up share capital of Smart Reward, will be held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. GigWorld Inc. owns 18% of the of the total issued and paid-up share capital of Value Exchange International Inc.

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

Background and business

GigWorld Inc., formerly known as HotApp Blockchain Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”) from Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. AIL is presently our largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”).

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

While there is no universal definition of a gig worker, making them a difficult cohort to categorize, some estimates predict that gig workers represent around 35 percent of the U.S. workforce in 2020, up from between 14 and 20 percent in 2014.

That means roughly 57 million Americans currently engage in some type of gig work that contributes more than $1 trillion to the U.S. economy annually. Those figures are only expected to grow, with some predicting that freelance workers will make up more than half of the U.S. workforce by 2023.

Based upon the above trends, we believe significant opportunities exist for:

•	As the world starts to more fully embrace the new way of working after the pandemic, talent leaders must plan for this inevitable shift and find new ways to support workers to ensure the gig economy’s long-term viability.
•	Technology has made the workforce digital, and jobs are changing to compensate. People who work as gig workers often don’t work at a company’s site and instead work at home, in coffee shops, and other places. They communicate with potential employers mostly via email, messaging apps and collaboration tools. These workers find potential gigs on job boards or through their networking efforts.
•	Industries such as Network Marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
•	The application of Block Chain technology enable trusted transactions in the highly connected gig economy.
•	Payment services are also changing as a result of globalized gig economy workers earning their income through building a global network.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

•	focus in developing technologies enabling enterprise to capture the gig economy opportunities
•	partner with technology providers offer services for membership management, ecommerce, loyalty reward management, CRM, logistics and payment services in the gig economy marketplace
•	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling and network marketing organizations.

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2021 and 2020

Revenue

The Company had no revenue during the three months ended June 30, 2021 and 2020.

Cost of revenue

Total cost of revenue for the three months ended June 30, 2021 and 2020 were $0.

General and Administrative

General and administrative expenses consist primarily of professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended June 30, 2021 and 2020 were $39,247 and $20,555, respectively.

Other (Expense) / Income

For the three months ended June 30, 2021 and 2020, we have incurred $4,033 and $36,002 in foreign exchange gain, $1 and $1 in interest income, and $650,000 and $0 in unrealized gain on securities investment respectively.

For the unaudited six months period ending June 30, 2021 and 2020

Revenue

The Company had no revenue during the six months ended June 30, 2021 and 2020.

Cost of revenue

Total cost of revenue for the six months ended June 30, 2021 and 2020 were $0.

General and Administrative

General and administrative expenses consist primarily of professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the six months ended June 30, 2021 and 2020 were $69,375 and $38,605, respectively.

Other (Expense) / Income

For the six months ended June 30, 2021 and 2020, we have incurred $(32,438) and $(56,656) in foreign exchange (loss), $1 and $3 in interest income, and $650,000 and $0 in unrealized gain on securities investment respectively.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $182,253 and working capital deficit of $782,081.

We had a total stockholders’ deficit of $781,979 and an accumulated deficit of $5,118,062 as of June 30, 2021 compared with a total stockholders’ deficit of $1,389,730 and an accumulated deficit of $5,666,250 as of December 31, 2020. This difference is primarily due to the unrealized gain on securities investment during the period.

For the six months ended June 30, 2021, we recorded a net income of $548,188.

We had net cash used in operating activities of $97,947 for the six months ended June 30, 2021. We had a negative change of $737 in deposit, prepaid expenses and other receivable, and a positive change of $4,602 due to accounts payable and accrued expenses.

For the six months ended June 30, 2020, we recorded a net loss of $ 95,258.

We had net cash used in operating activities of $44,544 for the six months ended June 30, 2020. We had a negative change of $5,753 due to accounts payable and accrued expenses.

For the six months ended June 30, 2021, we had net cash used in investing activities of $650,000 in the purchase of securities investment.

For the six months ended June 30, 2020, we had no investing activities for the period.

For the six months ended June 30, 2021, we had net cash provided by financial activities of $738,499 due to advances from related parties.

For the six months ended June 30, 2020, we had net cash provided by financial activities of $37,097 due to advances from related parties.

As of June 30, 2021, we do not have any fixed operating office lease agreements.

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

The Company had no revenue for the period ended June 30, 2021 and 2020.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2021 or 2020, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2021 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2021, we had a material weakness that relates to the relatively small number of employees, provided by AIL, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII Common Stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Mr. Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International, Inc. and GigWorld, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBXRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGWORLD INC.

Date: August 11, 2021	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

