Form 10-Q
period 2021-09-30
GigWorld Inc.
filed 2021-11-10
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 10, 2021, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

Throughout this Report on Form 10-Q, the terms “Company,” “we,” “us” and “our” refer to GigWorld Inc. and “our board of directors” refers to the board of directors of GigWorld Inc.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 (UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$228,626	$158,057
Deposit, prepaid expenses and other receivable	1,348	-
Investment in Securities	1,020,500	-
TOTAL CURRENT ASSETS	1,250,474	158,057

Property and Equipment, net	1,880	-
Other non-current assets	102	102
TOTAL ASSETS	$1,252,456	$158,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,715	$18,043
Accrued taxes	7,742	7,742
Amount due to related parties	2,285,799	1,522,104
TOTAL CURRENT LIABILITIES	2,311,256	1,547,889

TOTAL LIABILITIES	2,311,256	1,547,889

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(277,482)	(378,361)
Accumulated deficit	(5,436,511)	(5,666,250)
TOTAL GIGWORLD INC STOCKHOLDERS’ DEFICIT	(1,059,112)	(1,389,730)
NON-CONTROLLING INTERESTS	312	-
TOTAL STOCKHOLDERS’ DEFICIT	(1,058,800)	(1,389,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,252,456	$158,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Operating expenses:
General and administrative	$47,718	$22,160	$117,093	$60,765
Total operating expenses	47,718	22,160	117,093	60,765

Loss from operations	(47,718)	(22,160)	(117,093)	(60,765)

Other income (loss):
Interest income	-	-	1	3
Dividend income	32,500	-	32,500	-
Witholding Federal Tax	(7,800)	-	(7,800)	-
Foreign exchange (loss) gain	(16,263)	34,969	(48,701)	(21,687)
Unrealized (loss) gain on Securities Investment	(279,500)	-	370,500	-
Total other (loss) income	(271,063)	34,969	346,500	(21,684)

(Loss) Income before taxes	(318,781)	12,809	229,407	(82,449)
Income tax provision	-	-	-	-
Net (loss) income	$(318,781)	$12,809	$229,407	$(82,449)
Net (loss) attributable to Non-controlling interests	(332)	-	(332)	-
Net (loss) income applicable to common shareholders	$(318,449)	$12,809	$229,739	$(82,449)

Net (loss) income per share - basic and diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

Comprehensive Income (Loss):
Net (loss) income	$(318,781)	$12,809	$229,407	$(82,449)
Foreign currency translation gain (loss)	41,316	(62,701)	100,879	42,478
Total comprehensive (loss) income	$(277,465)	$(49,892)	$330,286	$(39,971)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)	$-	$(1,389,730)
Net loss for the period	-	-	-	-	(66,599)	(66,599)	-	(66,599)
Foreign currency translation adjustment	-	-	-	63,278	-	63,278	-	63,278

Balance March 31, 2021	506,898,576	$50,690	$4,604,191	$(315,083)	$(5,732,849)	$(1,393,051)	$-	$(1,393,051)
Net income for the period	-	-	-	-	614,787	614,787	-	614,787
Foreign currency translation adjustment	-	-	-	(3,715)	-	(3,715)	-	(3,715)

Balance June 30, 2021	506,898,576	$50,690	$4,604,191	$(318,798)	$(5,118,062)	$(781,979)	$-	$(781,979)
Subsidiary’s issuance of stock							644	644
Net loss for the period	-	-	-	-	(318,449)	(318,449)	(332)	(318,449)
Foreign currency translation adjustment	-	-	-	41,316	-	41,316	-	41,316

Balance September 30, 2021	506,898,576	$50,690	$4,604,191	$(227,482)	$(5,436,511)	$(1,059,112)	$312	$(1,058,800)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)	$-	$(1,272,320)
Net loss for the period	-	-	-	-	(110,706)	(110,706)	-	(110,706)
Foreign currency translation adjustment	-	-	-	169,540	-	169,540	-	169,540

Balance March 31, 2020	506,898,576	$50,690	$4,604,191	$(140,753)	$(5,727,614)	$(1,213,486)	$-	$(1,213,486)
Net income for the period	-	-	-	-	15,448	15,448	-	15,448
Foreign currency translation adjustment	-	-	-	(64,361)	-	(64,361)	-	(64,361)

Balance June 30, 2020	506,898,576	$50,690	$4,604,191	$(205,114)	$(5,712,166)	$(1,262,399)	$-	$(1,262,399)
Net income for the period	-	-	-	-	12,809	12,809	-	12,809
Foreign currency translation adjustment	-	-	-	(62,701)	-	(62,701)	-	(62,701)

Balance September 30, 2020	506,898,576	$50,690	$4,604,191	$(267,815)	$(5,699,357)	$(1,312,291)	$-	$(1,312,291)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$229,407	$(82,449)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	110	-
Unrealized (gain) on securities investment	(370,500)	-
Foreign exchange transaction loss	-	21,495

Change in operating assets and liabilities:
Deposit, prepaid expenses and other receivable	(1,348)	-
Accounts payable and accrued expenses	(328)	48
Net cash used in operating activities	$(142,659)	$(60,906)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities investment	(650,000)	-
Purchase of property and equipment	(1,990)	-
Net cash used in investing activities	$(651,990)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Subsidiary’s issuance of stock	644	-
Advance from related parties	806,336	68,631
Net cash provided by financing activities	$806,980	$68,631

NET INCREASE IN CASH	12,331	7,725
Effects of exchange rates on cash	58,238	(1,056)

CASH AND CASH EQUIVALENTS at beginning of period	158,057	55,752
CASH AND CASH EQUIVALENTS at end of period	$228,626	$62,421

Supplemental disclosure of cash flows information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,436,511 and has net working capital deficit of $1,060,782 at September 30, 2021. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through November 10, 2022. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2021. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 22, 2021. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021. The other information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2021 and December 31, 2020, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under GigWorld Inc.	State or other jurisdiction of incorporation or organization	September 30, 2021	December 31, 2020
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	100.0	100.0
HWH World Inc.	United States of America	100.0	100.0
HWH World Pte. Ltd.	Singapore	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*	-

* Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited is the owner of 50% of the issued and outstanding shares of Smart Reward. The remaining 50% of the issued and outstanding shares of Smart Reward are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of VEII.

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of GigWorld Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. GigWorld Inc. owns 18% of the total issued and outstanding shares of Value Exchange International Inc.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Swart Reward is consolidated in the Company’s financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2021, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $70,802 and $122,185 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2020, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $24,448, and $122,671, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

Investment Securities

Investments represent equity investments with readily determinable fair values.

The Company account for investments in equity securities that have readily determinable fair values are measured at fair value, with unrealized gains and losses from fair value changes recognized in net income in the consolidated statements of comprehensive income.

Property and Equipment, net

Property and equipment, net is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2021 or 2020, respectively.

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

For the three and nine months ended September 30, 2021, the Company recorded other comprehensive income from translation gain of $41,316 and $100,879 in the consolidated financial statements, respectively. For the three and nine months ended September 30, 2020, the Company recorded other comprehensive income from translation (loss) gain of $(62,701) and $42,478 in the consolidated financial statements, respectively.

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

As of September 30, 2021, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

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

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2021 and December 31, 2020, the aggregate non-controlling interests in the Company were $312 and $0, respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued professional fees	$15,635	$16,892
Other	2,080	1,151
Total	$17,715	$18,043

Note 4. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited (“AIL”) is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and a member of AIL’s Board of Directors, as well as the majority stockholder of AIL. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Executive Director and Chief Financial Officer of AIL. Both Chan Heng Fai and Lui Wai Leung Alan are compensated by AIL, the Company’s majority stockholder. Our Chief Executive Officer, Lee Wang Kei, is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. AIL has provided staff to our Company without charge since becoming our majority stockholder.

As of September 30, 2021, the Company has an amount due to AIL of $2,285,697 plus an amount due to an associated company of AIL of $102. As of December 31, 2020, the Company has amount due to AIL of $1,521,999 plus an amount due to an associated company of AIL of $105.

Note 5. INVESTMENT

The Company acquired 6,500,000 shares of Value Exchange International Inc.’s common shares for an aggregate subscription price of $650,000. Gross dividend income amounting to $32,500 was received during the period ended September 30, 2021. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2021:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
September 30, 2021
Asset
Investment Securities – Fair Value	$6,500,000	$1,020,500	$-	$-	$1,020,500
Total Investment in securities at Fair Value	$6,500,000	$1,020,500	$-	$-	$1,020,500

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

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII Common Stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. The Company presently owns approximately 18% of the total issued and outstanding shares of Value Exchange International Inc. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Mr. Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines.

In July of 2021, the Company’s indirect subsidiary HotApp International Limited incorporated Smart Reward Express Limited (“Smart Reward”) in Hong Kong. Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited is the owner of 50% of the issued and outstanding shares of Smart Reward. The remaining 50% of the issued and outstanding shares of Smart Reward are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of VEII.

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

Based upon the above trends, we believe significant opportunities exist for:

•	As the world starts to more fully embrace the new way of working after the pandemic, talent leaders must plan for this inevitable shift and find new ways to support workers to ensure the gig economy’s long-term viability.
•	Technology has made the workforce digital, and jobs are changing to compensate. People who work as gig workers often don’t work at a company’s site and instead work at home, in coffee shops, and other places. They communicate with potential employers mostly via email, messaging apps and collaboration tools. These workers find potential gigs on job boards or through their networking efforts.
•	Industries such as Network Marketing, affiliate marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
•	Loyalty programs integrated with Point of Sales systems, retail applications and smart vending machines

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

•	focus in developing technologies enabling enterprise to capture the gig economy opportunities
•	partner with technology providers offer services for membership management, ecommerce, loyalty reward management, CRM, logistics and payment services in the gig economy marketplace
•	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2021 and 2020

Revenue

The Company had no revenue during the three months ended September 30, 2021 and 2020.

Cost of revenue

Total cost of revenue for the three months ended September 30, 2021 and 2020 were $0.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended September 30, 2021 and 2020 were $47,718 and $22,160, of which $110 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended September 30, 2021 and 2020, we have incurred $(16,263) and $34,969 in foreign exchange (loss) gain, $32,500 and $0 in dividend income, $(279,500) and $0 in unrealized (loss) on securities investment, and $(7,800) and $0 in withholding federal tax respectively.

For the unaudited nine months period ending September 30, 2021 and 2020

Revenue

The Company had no revenue during the nine months ended September 30, 2021 and 2020.

Cost of revenue

Total cost of revenue for the nine months ended September 30, 2021 and 2020 were $0.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the nine months ended September 30, 2021 and 2020 were $117,093 and $60,765, of which $110 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the nine months ended September 30, 2021 and 2020, we have incurred $(48,701) and $(21,687) in foreign exchange (loss), $1 and $3 in interest income, $32,500 and $0 in dividend income, and $370,500 and $0 in unrealized gain on securities investment, and $(7,800) and $0 in withholding federal tax respectively.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $228,626 and working capital deficit of $1,060,782.

We had a total stockholders’ deficit of $1,058,800 and an accumulated deficit of $5,436,511 as of September 30, 2021 compared with a total stockholders’ deficit of $1,389,730 and an accumulated deficit of $5,666,250 as of December 31, 2020. This difference is primarily due to the unrealized gain on securities investment during the period.

For the nine months ended September 30, 2021, we recorded a net income of $229,407.

We had net cash used in operating activities of $142,659 for the nine months ended September 30, 2021. We had a negative change of $1,348 in deposit, prepaid expenses and other receivable, and a negative change of $328 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2020, we recorded a net loss of $82,449.

We had net cash used in operating activities of $60,906 for the nine months ended September 30, 2020. We had a positive change of $48 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2021, we had net cash used in investing activities of $651,990. We had used $650,000 in the purchase of securities investment, and used $1,990 in the purchase of property and equipment.

For the nine months ended September 30, 2020, we had no investing activities for the period.

For the nine months ended September 30, 2021, we had net cash provided by financial activities of $806,980, of which $806,336 was due to advances from related parties and $644 was due to subsidiary’s issuance of stock.

For the nine months ended September 30, 2020, we had net cash provided by financial activities of $68,631 due to advances from related parties.

As of September 30, 2021, we do not have any fixed operating office lease agreements.

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

Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers below.

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

The Company had no revenue for the period ended September 30, 2021 and 2020.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2021 or 2020, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2021 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2021, we had a material weakness that relates to the relatively small number of employees, mostly provided by AIL, who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

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

GIGWORLD INC.

Date: November 10, 2021	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

