Form 10-K
period 2021-12-31
GigWorld Inc.
filed 2022-03-16
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The Company’s common stock did not trade during the year ended December 31, 2021.  As of June 30, 2021, 1,557,200 shares were held by non-affiliates.  The most recent known price for private sales of the registrant’s securities was $1.00 per share, reflecting a total value for the outstanding non-affiliate shares of our common stock of $1,557,200.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date.  As of March 15, 2022, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (AIL, our majority stockholder, was a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in 2022.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2021 and 2020, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under GigWorld Inc.	State or other jurisdiction of incorporation or organization	December 31, 2021	December 31, 2020
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	100.0	100.0
HWH World Inc.	Delaware	100.0	100.0
HWH World Pte. Ltd.	Singapore	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*	-

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

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

•	focus in developing technologies enabling enterprise to capture the gig economy opportunities;
•	partner with technology providers offer services for membership management, ecommerce, loyalty reward management, CRM, logistics and payment services in the gig economy marketplace; and
•	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Achieved and Target Milestones

In 2021, we have achieved the following milestones:

•	transformed the HotApp platform to serving the gig economy;
•	built a proof-of-concept solution for a direct selling company and successfully integrated their backend service into the Mobile App; and
•	Created GigCoin, a stable cryptocurrency based on blockchain technology (this product has been developed but not yet been released).

Over the next twelve months we plan to:

•	continuous business development effort to identify licensing and solution integration opportunities on our platform in the direct selling and gig economy market place; and
•	worked closely with marketing partner in rolling out of the GigWorld Application Services.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

•	white label of Gigworld solutions;
•	integration services for enterprises; and
•	digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

•	strengthening the methodology for project management and development through continuous improvement through project engagement;
•	understanding the industry’s need, work closely with service providers in the direct selling industry;
•	sharpening technology focus and continuous moving up to new area such as blockchain enabled services; and
•	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

•	raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
•	maintain the trusted status of our ecosystem;
•	grow our user base, enhance user engagement and create value services for communities and enterprises;
•	market and profit from our service offerings, monetize our user base and achieve profitability;
•	keep up with technological developments and evolving user expectations;
•	effectively manage our growth and control our costs and expenses;
•	address privacy and security concerns relating to our services and the use of user information;
•	identify a management team with owner mentality and proven track record; and
•	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

•	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters;
•	thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines; and
•	Gigworld ecosystem - to work closely with technology developers to further enhance Gigworld ecosystem to better serve the industry.

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

Key aspects or strengths of our technology include:

•	scalable infrastructure;
•	quick adaptation to third party services, such as back end system, payment and logistics; and
•	dedicated to continuous improvement of user experience in local context.

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

Employees and Employment Agreements

As of the date of this Report, we have not entered into any employment arrangement with any officers, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. In addition to Mr. Lee, we had one other employee at the end of 2021.  We expect to maintain our headcounts at current levels with moderate increases in line with business activities for the foreseeable future and if our financing permits. The Company has employee under written contracts that provide for at will termination and include confidentiality clauses. Our largest stockholder, AIL, has provided staff without charge to our Company. We intend to outsource many functions of our business for the immediate future.

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

The report of Grassi & Co., our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2021 contains an explanatory paragraph as to our potential ability to continue as a going concern.  As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2021 contained herein, we have incurred net loss since inception, and have a working capital deficit of $208,399.  We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2021 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2021, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the Company as of December 31, 2021, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products, particularly with respect to mobile products;
•	the size and composition of our user base;
•	the engagement of our users with our products and competing products;
•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;
•	our ability to monetize our products;
•	customer service and support efforts;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors;
•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
•	our ability to cost-effectively manage and grow our operations; and
•	our reputation and brand strength relative to those of our competitors.

We are a development stage company and we may never generate significant revenues which could cause our business to fail.

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net loss of $4,560,449 and has net working capital deficit of $208,399 at December 31, 2021. We expect to operate with net loss for the next financial year-ending December 31, 2022 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware on March 7, 2012. We have no significant financial resources and have recorded minimal revenues, including no revenues in the year ended December 31, 2021. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $94,500 per year, consisting of $10,000 in legal, $67,500 in audit and $17,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations’ revenue and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Alset International Limited owns a significant amount of the outstanding common stock of the Company and could take actions which other investors may deem as detrimental to the Company.

Alset International Limited beneficially owns approximately 99.69% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, AIL may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that a broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Once listed, due to the nature of our Company and its business, the market price for our common stock is expected to be limited and highly volatile. The following factors will add to our common stock price's volatility:

•	the number of users of our applications;
•	actual or anticipated variations in our quarterly operating results;
•	announcements of acquisitions;
•	additions or departures of our key personnel; and
•	sales of our common stock.

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

Holders

As of the date of this filing, we had 106 stockholders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Results of Operations

For the years ended December 31, 2021 and 2020

Revenue

The Company had no revenue during the years ended December 31, 2021 and 2020.

Cost of revenue

Total cost of revenue for the years ended December 31, 2021 and 2020 were $0.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our general and administrative expenses with moderate changes in line with business activities. Total general and administrative expenses for the years ended December 31, 2021 and 2020 were $175,629 and $88,155, of which $277 and $0 were depreciation expenses, respectively.  The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market.

Other (Expenses) / Income

For the years ended December 31, 2021 and 2020, we have incurred $(45,543) and $38,809 in foreign exchange (loss) gain, $7 and $4 in interest income, $32,500 and $0 in dividend income, and $1,300,000 and $0 in unrealized gain on securities investment, and $(7,800) and $0 in withholding federal tax respectively.  The $1,300,000 was the unrealized gain from the securities investment made in 2021.

Liquidity and Capital Resources

At December 31, 2021, we had cash of $245,780 and a working capital deficit of $208,399. The decrease in the working capital deficit during the year ended December 31, 2021 was due to the increase in the fair value of the investment in securities.

We had a total stockholders’ deficit of $206,584 and an accumulated deficit of $4,560,449 as of December 31, 2021 compared with a total stockholders’ deficit of $1,389,730 and an accumulated deficit of $5,666,250 as of December 31, 2020. This difference is primarily due to the net income earned during the year.

For the year ended December 31, 2021, we recorded a net income of $1,103,535.

We had net cash used in operating activities of $201,492 for the year ended December 31, 2021. We had a negative change of $1,870 due to prepaid expenses and other receivable and a negative change of $3,434 due to accounts payable and accrued expenses.

For the year ended December 31, 2020, we recorded a net loss of $49,342.

We had net cash generated from operating activities of $50,140 for the year ended December 31, 2020. We had a positive change of $100,000 due to promissory note of a related party and a negative change of $518 due to accounts payable and accrued expenses.

In the year ended December 31, 2021, we had net cash used in investing activities of $651,990. We had used $650,000 in the purchase of securities investment, and used $1,990 in the purchase of property and equipment.  In the year ended December 31, 2020, we did not pursue any investing activities.

For the year ended December 31, 2021, we had net cash provided by financial activities of $893,589, of which $892,945 was due to advances from related parties and $644 was due to subsidiary’s issuance of stock.  For the year ended December 31, 2020, we had net cash provided by financial activities of $94,568 due to advances from related parties.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2021 or 2020, respectively.

Off –Balance Sheet Arrangements

As of December 31, 2021, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GigWorld Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GigWorld Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant accumulated operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions, and management’s plans regarding those matters, are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit of the financial statements as of and for the year ended December 31, 2021.

 We have served as the Company’s auditor since 2022.

GRASSI & CO., CPAs, P.C.

FIRM ID 606

Jericho, New York

March 15, 2022

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

Houston, Texas March 22, 2021

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$245,780	$158,057
Prepaid expenses and other receivable	1,870	-
Investment in Securities	1,950,000	-
TOTAL CURRENT ASSETS	2,197,650	158,057

Property and Equipment, net	1,713	-
Other non-current assets	102	102
TOTAL ASSETS	$2,199,465	$158,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,609	$18,043
Accrued taxes	7,742	7,742
Amount due to related parties	2,383,698	1,522,104
TOTAL CURRENT LIABILITIES	2,406,049	1,547,889

TOTAL LIABILITIES	2,406,049	1,547,889

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of December 31, 2021 and December 31, 2020	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(299,398)	(378,361)
Accumulated deficit	(4,560,449)	(5,666,250)
TOTAL GIGWORLD INC STOCKHOLDERS’ DEFICIT	(204,966)	(1,389,730)
NON-CONTROLLING INTERESTS	(1,618)	-
TOTAL STOCKHOLDERS' DEFICIT	(206,584)	(1,389,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,199,465	$158,159

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,2021	Year Ended December 31,2020

Operating expenses:
Depreciation	$277	$-
General and administrative	175,352	88,155
Total operating expenses	175,629	88,155

Loss from operations	(175,629)	(88,155)

Other income (loss):
Interest income	7	4
Dividend income	32,500	-
Witholding Federal Tax	(7,800)	-
Foreign exchange (loss) gain	(45,543)	38,809
Unrealized gain on Securities Investment	1,300,000	-
Total other income	1,279,164	38,813

Income (Loss) before taxes	1,103,535	(49,342)
Income tax provision	-	-
Net income (loss)	$1,103,535	$(49,342)
Net (loss) attributable to Non-controlling interests	(2,266)	-
Net income (loss) applicable to common shareholders	$1,101,269	$(49,342)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (Loss):
Net income (loss)	$1,103,535	$(49,342)
Foreign currency translation gain (loss)	78,967	(68,068)
Total comprehensive income (loss)	$1,182,502	$(117,410)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2020 TO DECEMBER 31, 2021

	Common Shares	Common Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total GigWorld Inc Stockholders' Deficit	Non-Controlling Interests	Total
Balance December 31, 2019	506,898,576	$50,690	$4,604,191	$(310,293)	$(5,616,908)	$(1,272,320)	$-	$(1,272,320)
Net loss for the period	-	-	-	-	(49,342)	(49,342)	-	(49,342)
Foreign currency translation adjustment	-	-	-	(68,068)	-	(68,068)	-	(68,068)

Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)	$-	$(1,389,730)
Subsidiary’s issuance of stock							644	644
Net loss for the period	-	-	-	-	1,105,801	1,105,801	(2,266)	1,103,535
Foreign currency translation adjustment	-	-	-	78,963	-	78,963	4	78,967

Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,2021	Year Ended December 31,2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,103,535	$(49,342)
Adjustments to reconcile net income (loss) to cash (used in) provided by operations:
Depreciation	277	-
Unrealized gain on securities investment	(1,300,000)	-

Change in operating assets and liabilities:
Prepaid expenses and other receivable	(1,870)	-
Promissory note-related party	-	100,000
Accounts payable and accrued expenses	(3,434)	(518)
Net cash (used in) provided by operating activities	$(201,492)	$50,140

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities investment	(650,000)	-
Purchase of property and equipment	(1,990)	-
Net cash used in investing activities	$(651,990)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Subsidiary’s issuance of stock	644	-
Advance from related parties	892,945	94,568
Net cash provided by financing activities	$893,589	$94,568

NET INCREASE IN CASH	40,107	144,708
Effects of exchange rates on cash	47,616	(42,403)

CASH AND CASH EQUIVALENTS at beginning of year	158,057	55,752
CASH AND CASH EQUIVALENTS at end of year	$245,780	$158,057

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

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $4,560,449 and has net working capital deficit of $208,399 at December 31, 2021.  Management has concluded that due to the conditions described above, there is a substantial doubt about the entity’s ability to continue as a going concern through March 15, 2023.  We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operations through 2022. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2021 and 2020, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under GigWorld Inc.	State or other jurisdiction of incorporation or organization	December 31, 2021	December 31, 2020
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	100.0	100.0
HWH World Inc.	United States of America	100.0	100.0
HWH World Pte. Ltd.	Singapore	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*	-

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31, 2021, cash of the Group includes, on an as converted basis to US dollars, $86,398, and $10,757, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively. As of December 31, 2020, cash of the Group include, on an as converted basis to US dollars, $24,448, and $122,671, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

Investment Securities

Investments represent equity investments with readily determinable fair values.

The Company account for investments in equity securities that have readily determinable fair values are measured at fair value, with unrealized gains and losses from fair value changes recognized in net income in the consolidated statements of comprehensive income.

Equipment

Property and equipment are recorded at cost, less depreciation. Repairs and maintenance are expensed as incurred. Expenditures incurred as a consequence of acquiring or using the asset, or that increase the value or productive capacity of assets are capitalized (such as removal, and restoration costs). When property and equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Computer equipment	3 years

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

Fair value

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 - quoted prices in active markets for identical assets and liabilities;

•	Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3 - significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2021 or 2020, respectively.

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

For the year ended December 31, 2021, the Company recorded other comprehensive loss from a translation gain of $78,967 in the consolidated financial statements. For the year ended December 31, 2020, the Company recorded other comprehensive loss from a translation loss of $68,068 in the consolidated financial statements.

Comprehensive income (loss)

Comprehensive income (loss) includes gains (losses) from foreign currency translation adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive loss.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding during the year.

As of December 31, 2021, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On December 31, 2021 and 2020, the aggregate non-controlling interests in the Company were $(1,618) and $0, respectively.

Recent accounting pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2021	2020
Accrued payroll	$321	$-
Accrued professional fees	11,185	16,892
Other	3,103	1,151
Total	$14,609	$18,043

Note 4.  PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	As of December 31,
	2021	2020
Computer equipment	$1,990	$-
Less: accumulated depreciation	277	-
Total	$1,713	$-

Note 5.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2021 and 2020, was as follows:

	Year Ended December 31,
	2021			2020
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$1,180,674	$(77,139)	$1,103,535	$16,659	$(66,001)	$(49,342)
Income tax at statutory rate	247,942	(12,728)	235,214	3,498	(10,985)	(7,487)
Items not taxable for tax purposes	(273,000)	(48,892)	(321,892)	(14,995)	-	(14,995)
Items not deductible for tax purposes	18,828	2,634	21,462	-	10,985	10,985
Change in valuation allowance	6,230	58,986	65,216	11,497	-	11,497
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets/(liabilities):
Operating loss carry forwards	191,699	879,418	1,071,118	183,831	856,725	1,040,556
Fair value adjustment on investment	(273,000)	-	(273,000)	-	-	-
Unrealized exchange (gain)/loss	17,190	(7,264)	9,927	(14,995)	-	(14,995)
Total deferred (liabilities) assets	$(64,110)	$872,155	$808,044	$168,835	$856,725	$1,025,561
Less: valuation allowance	64,110	$(872,155)	$(808,044)	$(168,835)	$(856,725)	$(1,025,561)
Total net deferred tax assets	$-	$-	$-	$-	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2021 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2021, the Company had approximately $5,309,945 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2021, 2020 and 2019 are still subject to examination by the taxing authorities.

Note 6.  SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value.  As of December 31, 2021 and 2020, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000.  The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company.  As of December 31, 2021, AIL has sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions.

Preferred Shares:

No Preferred Stock were issued as of December 31, 2021 and 2020.

Note 7.  EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2021 and 2020.

Note 8. INVESTMENT

The Company acquired 6,500,000 shares of Value Exchange International Inc.’s common shares for an aggregate subscription price of $650,000. Gross dividend income amounting to $32,500 was received during the year ended December 31, 2021. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2021:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Asset
Investment Securities – Fair Value	$1,950,000	$-	$-	$1,950,000
Total Investment in securities at Fair Value	$1,950,000	$-	$-	$1,950,000

Note 9.  RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited (“AIL”) is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and a member of AIL’s Board of Directors, as well as the Chairman, Chief Executive Officer and the largest stockholder of Alset EHome International Inc., the majority stockholder of AIL. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Executive Director and Chief Financial Officer of AIL. Both Chan Heng Fai and Lui Wai Leung Alan are compensated by AIL, the Company’s majority stockholder. Our Chief Executive Officer, Lee Wang Kei, is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. AIL has provided staff to our Company without charge since becoming our majority stockholder.

As of December 31, 2021, the Company has an amount due to AIL of $2,383,596 plus an amount due to an associated company of AIL of $102. As of December 31, 2020, the Company has amount due to AIL of $1,521,999 plus an amount due to an associated company of AIL of $105.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2021 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint qualified personnel with financial accounting, GAAP, and SEC experience.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	77	Executive Chairman of the Board
Lee Wang Kei	31	Chief Executive Officer
Lum Kan Fai	59	Vice Chairman of the Board
Sanjib Kalita	49	Director
Lui Wai Leung Alan	51	Chief Financial Officer

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

Business Experience

Mr. Chan has served as a Director since October 23, 2014, as the Executive Chairman of the Company’s Board of Directors since December 1, 2017, and the Acting Chief Executive Officer from August 8, 2018 until September 1, 2019. Mr. Chan previously served as the Company’s Chief Executive Officer from December 31, 2014 until June 21, 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. Mr. Chan has served as the Chairman and Chief Executive Officer of Alset Capital Acquisition Corp., a Nasdaq listed company, since October 2021. Mr. Chan has served as a member of the Board of Directors of LiquidValue Development Inc. since January 10, 2017, and has served as Co-Chief Executive Officer of LiquidValue Development Inc. since December 29, 2017.  He has served as a non-executive director of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board of DSS, Inc. since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2021 and 2020

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman	2021	--	--	--	--	--
Lee Wang Kei, CEO	2021	--	--	--	24,000	24,000
Lum Kan Fai, Director, Vice Chairman	2021	--	--	--	--	--
Sanjib Kalita	2021	--	--	--	--	--
Lui Wai Leung Alan, CFO	2021	--	--	--	--	--

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman, Acting CEO (resigned as Acting CEO as of September 1, 2020)	2020	--	--	--	--	--
Lee Wang Kei, CEO (effective as of September 1, 2020, appointed as CEO)	2020	--	--	--	8,000	8,000
Lum Kan Fai, Director, Vice Chairman	2020	--	--	--	--	--
Sanjib Kalita	2020	--	--	--	--	--
Lui Wai Leung Alan, CFO	2020	--	--	--	--	--

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

Mr. Chan is compensated by Alset International Limited, where he serves as Chairman and Chief Executive Officer. He is also compensated by Alset EHome International Inc., where he also serves as Chairman and Chief Executive Officer, and which owns the majority of the stock of Alset International Limited. Mr. Lui is also employed and compensated by Alset International Limited.  As part of their duties as officers of Alset International Limited, each of these individuals works on a number of matters for Alset International Limited, including devoting various amounts of time to the management of Alset International’s various subsidiaries and divisions, such as the Company. The amount of time each of these individuals spends on matters related to the Company has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these individuals’ time has been spent or will be spent in the future on matters related to the Company.  The Company does not compensate these two individuals for their services.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 15, 2022 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of March 15, 2022, we had 506,898,576 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Alset International Limited (2)	505,341,376	99.693%
Officers and Directors
Chan Heng Fai (3)	505,341,376	99.693%
Lee Wang Kei	0	0%
Sanjib Kalita	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (5 persons)

_____________________

(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2)	The address is: 7 Temasek Boulevard #29-01B, Suntec Tower One, Singapore 038987.
(3)

Mr. Chan, as the Chief Executive Officer of Alset International Limited is deemed to be the beneficial owner of those shares owned by Alset International Limited.  Alset International Limited’s majority stockholder is a subsidiary of Alset EHome International Inc., a Nasdaq-listed company.  Mr. Chan is the Chairman and Chief Executive Officer of Alset EHome International Inc., Mr. Chan is the largest stockholder of Alset EHome International Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

AIL is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of AIL.  In addition, Mr. Chan is also the Chairman, Chief Executive Officer and largest stockholder of Alset EHome International Inc., which is the majority stockholder of AIL.  Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of AIL and the Co-Chief Financial Officer of Alset EHome International Inc. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

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

On March 25, 2015, HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd.  (“HIP”) acquired 100% of issued share capital in HotApp International Limited, a Hong Kong company, for a cash consideration of HK$1.00 from Mr. Chan Heng Fai, a substantial stockholder and the Company’s Chairman and former CEO. HotApp International Limited is a corporation incorporated in Hong Kong Special Administrative Region of the People’s Republic of China with a total issued share capital of HK$1.00 represented by one (1) issued share at HK$1.00 each. The consideration of the acquisition was based on the issued share capital of HotApp International Limited, which is principally engaged in the sales and marketing of mobile application. HotApp International Limited was dormant and has a net equity deficiency of HK$5,456 due to incorporation expenses as at the date of acquisition.

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

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000.  The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company.  As of December 31, 2021, AIL has sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions.

On March 27, 2017, AIL and the Company entered into a Preferred Stock Cancellation Agreement, by which AIL agreed to cancel its 13,800,000 shares of Perpetual Preferred Stock issued by the Company. On June 8, 2017, a Certificate of Retirement for 13,800,000 shares of the Perpetual Preferred Stock has been filed with the office of Secretary of State of the State of Delaware.

On October 25, 2018, HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

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

Mr. Chan Heng Fai is the Executive Chairman and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer and Chairman of Alset International Limited, the majority stockholder of the Company. Mr. Chan is the Chairman, Chief Executive Officer and largest stockholder of Alset EHome International Inc., Alset International Limited’s majority stockholder. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and a member of the Board of Document Security Systems Inc., which is the sole owner of DSS International. Mr. Chan Heng Fai is also the Chairman of the Board of DSS, Inc. and a stockholder of DSS, Inc. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$23,000	$36,500
Audit-Related Fees	0	0
Tax Fees	5,000	5,000
All Other Fees	0	0
Total	$28,000	$41,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2021 and December 31, 2020 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2021 and December 31, 2020.

On December 21, 2021, the Board of Directors of the Company dismissed Briggs & Veselka Co. (“B&V”) as its independent registered public accounting firm. B&V’s audit report on the Company’s financial statements for the year ended December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On December 22, 2021, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2021. The decision to engage Grassi was approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholder Equity (Deficit) for the Period from January 1, 2020 to December 31, 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

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

10.2	HotApp Blockchain Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018).
10.3

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

GIGWORLD INC.
	By:	/s/ Lee Wang Kei
Date: March 15, 2022		Lee Wang Kei Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lui Wai Leung, Alan
Date: March 15, 2022		Lui Wai Leung, Alan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	Date: March 15, 2022
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	Date: March 15, 2022
Lui Wai Leung, Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	Date: March 15, 2022
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	Date: March 15, 2022
Lum Kan Fai

/s/ Sanjib Kalita	Director	Date: March 15, 2022
Sanjib Kalita

