Form 10-Q
period 2022-03-31
GigWorld Inc.
filed 2022-05-09
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 9, 2022, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$210,576	$245,780
Prepaid expenses and other receivable	1,542	1,870
Investment in Securities	1,495,000	1,950,000
TOTAL CURRENT ASSETS	1,707,118	2,197,650

Property and Equipment, net	1,549	1,713
Other non-current assets	102	102
TOTAL ASSETS	$1,708,769	$2,199,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,552	$14,609
Accrued taxes	7,742	7,742
Amount due to related parties	2,432,390	2,383,698
TOTAL CURRENT LIABILITIES	2,467,684	2,406,049

TOTAL LIABILITIES	2,467,684	2,406,049

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of March 31, 2022 and December 31, 2021	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(282,474)	(299,398)
Accumulated deficit	(5,129,699)	(4,560,449)
TOTAL GIGWORLD INC STOCKHOLDERS’ DEFICIT	(757,292)	(204,966)
NON-CONTROLLING INTERESTS	(1,623)	(1,618)
TOTAL STOCKHOLDERS’ DEFICIT	(758,915)	(206,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,708,769	$2,199,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating expenses:
Depreciation	$165	$-
General and administrative	104,156	30,128
Total operating expenses	104,321	30,128

Loss from operations	(104,321)	(30,128)

Other income (loss):
Interest income	1	-
Foreign exchange (loss)	(9,941)	(36,471)
Unrealized (loss) on Securities Investment	(455,000)	-
Total other (loss)	(464,940)	(36,471)

(Loss) before taxes	(569,261)	(66,599)
Income tax provision	-	-
Net (loss)	$(569,261)	$(66,599)
Net (loss) attributable to Non-controlling interests	(11)	-
Net (loss) applicable to common shareholders	$(569,250)	$(66,599)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

Comprehensive Income (Loss):
Net (loss)	$(569,261)	$(66,599)
Foreign currency translation gain	16,930	63,278
Total comprehensive (loss)	$(552,331)	$(3,321)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Net loss for the period	-	-	-	-	(569,250)	(569,250)	(11)	(569,261)
Foreign currency translation adjustment	-	-	-	16,924	-	16,924	6	16,930

Balance March 31, 2022	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)	$-	$(1,389,730)
Net loss for the period	-	-	-	-	(66,599)	(66,599)	-	(66,599)
Foreign currency translation adjustment	-	-	-	63,278	-	63,278	-	63,278

Balance March 31, 2021	506,898,576	$50,690	$4,604,191	$(315,083)	$(5,732,849)	$(1,393,051)	$-	$(1,393,051)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(569,261)	$(66,599)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	165	-
Unrealized loss on securities investment	455,000	-

Change in operating assets and liabilities:
Deposit, prepaid expenses and other receivable	327	-
Accounts payable and accrued expenses	12,944	12,229
Net cash used in operating activities	$(100,825)	$(54,370)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	55,946	14,470
Net cash provided by financing activities	$55,946	$14,470

NET (DECREASE) IN CASH	(44,879)	(39,900)
Effects of exchange rates on cash	9,675	36,580

CASH AND CASH EQUIVALENTS at beginning of period	245,780	158,057
CASH AND CASH EQUIVALENTS at end of period	$210,576	$154,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. THE COMPANY HISTORY AND NATURE OF THE BUSINESS

GigWorld Inc., formerly HotApp Blockchain, Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,129,699 and has net working capital deficit of $760,566 at March 31, 2022. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through May 9, 2023. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2022. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our shareholders or from third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 15, 2022. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2022 and December 31, 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under GigWorld Inc.	State or other jurisdiction of incorporation or organization	March 31, 2022	December 31, 2021
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	100.0	100.0
HWH World Inc.	United States of America	100.0	100.0
HWH World Pte. Ltd.	Singapore	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*	50.0*

*	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares.

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

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s condensed consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2022, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $51,337 and $10,625 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2021, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $86,398, and $10,757, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

Investment Securities

Investments represent equity investments with readily determinable fair values.

The Company account for investments in equity securities that have readily determinable fair values are measured at fair value, with unrealized gains and losses from fair value changes recognized in net income in the condensed consolidated statements of comprehensive income.

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

Fair value

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2022 or 2021, respectively.

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

For the three months ended March 31, 2022, the Company recorded other comprehensive income from translation gain of $16,930 in the condensed consolidated financial statements. For the three months ended March 31, 2021, the Company recorded other comprehensive income from translation gain of $63,278 in the condensed consolidated financial statements.

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

As of March 31, 2022, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2022 and December 31, 2021, the aggregate non-controlling interests in the Company were $(1,623) and $(1,618), respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued payroll	$626	$321
Accrued professional fees	24,710	11,185
Other	2,216	3,103
Total	$27,552	$14,609

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Computer equipment	$1,990	$1,990
Less: accumulated depreciation	441	277
Total	$1,549	$1,713

Note 5. INVESTMENT

The Company acquired 6,500,000 shares of Value Exchange International Inc.’s common shares for an aggregate subscription price of $650,000. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2022
Asset
Investment Securities – Fair Value	$1,495,000	$-	$-	$1,495,000
Total Investment in securities at Fair Value	$1,495,000	$-	$-	$1,495,000

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Asset
Investment Securities – Fair Value	$1,950,000	$-	$-	$1,950,000
Total Investment in securities at Fair Value	$1,950,000	$-	$-	$1,950,000

The change in fair value of investment securities during the three months ended March 31, 2022 was $455,000, and was recorded as unrealized (loss) on securities investment in the condensed consolidated statements of operations and comprehensive loss.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

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

As of March 31, 2022, the Company has an amount due to AIL of $2,432,288 plus an amount due to an associated company of AIL of $102. As of December 31, 2021, the Company has amount due to AIL of $2,383,596 plus an amount due to an associated company of AIL of $102.

Note 7. SUBSEQUENT EVENTS

Directors’ resolutions of HWH World Pte. Ltd passed on April 18, 2022 for the approval of transfer of 100,000 shares from Hotapp Blockchain Pte. Ltd to Health Wealth Happiness Pte. Ltd for a consideration price of S$2.00.

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

The Group has relied significantly on AIL, our majority stockholder, as its principal sources of funding during the period. AIL has advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or from third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

Based upon the above trends, we believe significant opportunities exist for:

●	As the world starts to more fully embrace the new way of working after the pandemic, talent leaders must plan for this inevitable shift and find new ways to support workers to ensure the gig economy’s long-term viability.
●	Technology has made the workforce digital, and jobs are changing to compensate. People who work as gig workers often don’t work at a company’s site and instead work at home, in coffee shops, and other places. They communicate with potential employers mostly via email, messaging apps and collaboration tools. These workers find potential gigs on job boards or through their networking efforts.
●	Industries such as Network Marketing, affiliate marketing and Hospitality and Franchising businesses are utilizing Mobile friendly solutions to reach out effectively to their marketing network on a global basis.
●	Loyalty programs integrated with Point of Sales systems, retail applications and smart vending machines

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●	focus in developing technologies enabling enterprise to capture the gig economy opportunities
●	partner with technology providers offer services for membership management, ecommerce, loyalty reward management, CRM, logistics and payment services in the gig economy marketplace
●	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2022 and 2021

Revenue

The Company had no revenue during the three months ended March 31, 2022 and 2021.

Cost of revenue

Total cost of revenue for the three months ended March 31, 2022 and 2021 were $0.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended March 31, 2022 and 2021 were $104,321 and $30,128, of which $165 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended March 31, 2022 and 2021, we have incurred $(9,941) and $(36,471) in foreign exchange (loss), $(455,000) and $0 in unrealized (loss) on securities investment, and $1 and $0 in interest income respectively.

Liquidity and Capital Resources

At March 31, 2022, we had cash of $210,576 and working capital deficit of $760,566.

We had a total stockholders’ deficit of $758,915 and an accumulated deficit of $5,129,699 as of March 31, 2022 compared with a total stockholders’ deficit of $206,584 and an accumulated deficit of $4,560,449 as of December 31, 2021. This difference is primarily due to the unrealized loss on securities investment during the period.

For the three months ended March 31, 2022, we recorded a net loss of $569,261.

We had net cash used in operating activities of $100,825 for the three months ended March 31, 2022. We had a positive change of $327 in deposit, prepaid expenses and other receivable, and a positive change of $12,944 due to accounts payable and accrued expenses.

For the three months ended March 31, 2021, we recorded a net loss of $66,599.

We had net cash used in operating activities of $54,370 for the three months ended March 31, 2021. We had a positive change of $12,229 due to accounts payable and accrued expenses.

For the three months ended March 31, 2022 and 2021, we had no investing activities for the period respectively.

For the three months ended March 31, 2022, we had net cash provided by financial activities of $55,946 due to advances from related parties.

For the three months ended March 31, 2021, we had net cash provided by financial activities of $14,470 due to advances from related parties.

As of March 31, 2022, we do not have any fixed operating office lease agreements.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from AIL or from third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

The Company had no revenue for the period ended March 31, 2022 and 2021.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2022 or 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2022 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2022, we had a material weakness in our internal control over financial reporting because our small accounting team, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

ITEM 1A.	RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGWORLD INC.

Date: May 9, 2022	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

