Form 10-Q
period 2022-06-30
GigWorld Inc.
filed 2022-08-04
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of August 4, 2022, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$214,976	$245,780
Accounts receivable	30,720	-
Prepaid expenses and other receivable	9,809	1,870
Investment in Securities	1,215,500	1,950,000
TOTAL CURRENT ASSETS	1,471,005	2,197,650

Property and Equipment, net	4,840	1,713
Other non-current assets	102	102
TOTAL ASSETS	$1,475,947	$2,199,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, other payable and accrued expenses	$36,546	$12,016
Accrued taxes	3,467	7,742
Amount due to related parties	2,456,086	2,383,698
Current liabilities from Discontinued Operations	-	2,593
TOTAL CURRENT LIABILITIES	2,496,099	2,406,049

TOTAL LIABILITIES	2,496,099	2,406,049

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(192,942)	(299,398)
Accumulated deficit	(5,480,457)	(4,560,449)
TOTAL GIGWORLD INC STOCKHOLDERS’ DEFICIT	(1,018,518)	(204,966)
NON-CONTROLLING INTERESTS	(1,634)	(1,618)
TOTAL STOCKHOLDERS’ DEFICIT	(1,020,152)	(206,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,475,947	$2,199,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues:
Service income – related party	$7,701	$-	$7,701	$-
	7,701		7,701

Cost of revenues	(2,792)	-	(2,792)	-

Gross profit	$4,909	$-	$4,909	$-

Operating expenses:
Depreciation	$415	$-	$580	$-
General and administrative	55,243	38,590	158,748	68,062
Total operating expenses	55,658	38,590	159,328	68,062

(Loss) from operations	(50,749)	(38,590)	(154,419)	(68,062)

Other income (loss):
Interest income	1	1	2	1
Other income	1,022	-	1,022	-
Foreign exchange (loss) gain	(24,769)	4,033	(34,710)	(32,438)
Unrealized (loss) gain on Securities Investment	(279,500)	650,000	(734,500)	650,000
Gain on disposal of a subsidiary	3,218	-	3,218	-
Total other (loss) income	(300,028)	654,034	(764,968)	617,563

(Loss) Income before taxes	(350,777)	615,444	(919,387)	549,501
Income tax provision	-	-	-	-
Net (loss) income from Continuing Operations	$(350,777)	$615,444	$(919,387)	$549,501
Net income (loss) from Discontinuing Operations, Net of Tax	3	(657)	(648)	(1,313)
Net (loss) attributable to Non-controlling interests	(16)	-	(27)	-
Net (loss) income applicable to common shareholders	$(350,758)	$614,787	$(920,008)	$548,188

Comprehensive Income (Loss):
Net (loss) income	$(350,774)	$614,787	$(920,035)	$548,188
Foreign currency translation gain (loss)	89,537	(3,715)	106,467	59,563
Total comprehensive (loss) income	$(261,237)	$611,072	$(813,568)	$607,751

Net (loss) income per share - basic and diluted
Continuing Operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic Net (loss) income per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Net (loss) for the period	-	-	-	-	(569,250)	(569,250)	(11)	(569,261)
Foreign currency translation adjustment	-	-	-	16,924	-	16,924	6	16,930

Balance March 31, 2022	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)
Net (loss) for the period	-	-	-	-	(350,758)	(350,758)	(16)	(350,774)
Foreign currency translation adjustment	-	-	-	89,532	-	89,532	5	89,537

Balance June 30, 2022	506,898,576	$50,690	$4,604,191	$(192,942)	$(5,480,457)	$(1,018,518)	$(1,634)	$(1,020,152)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)	$-	$(1,389,730)
Net (loss) for the period	-	-	-	-	(66,599)	(66,599)	-	(66,599)
Foreign currency translation adjustment	-	-	-	63,278	-	63,278	-	63,278

Balance March 31, 2021	506,898,576	$50,690	$4,604,191	$(315,083)	$(5,732,849)	$(1,393,051)	$-	$(1,393,051)
Net income for the period	-	-	-	-	614,787	614,787	-	614,787
Foreign currency translation adjustment	-	-	-	(3,715)	-	(3,715)	-	(3,715)

Balance June 30, 2021	506,898,576	$50,690	$4,604,191	$(318,798)	$(5,118,062)	$(781,979)	$-	$(781,979)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income from continuing operation including non-controlling interests	$(919,387)	$549,501
Adjustments to reconcile net (loss) income to cash used in continuing operations:
Depreciation	580	-
(Gain) on disposal of a subsidiary	(3,218)	-
Unrealized loss (gain) on securities investment	734,500	(650,000)

Change in operating assets and liabilities:
Accounts receivable	(30,720)	-
Deposit, prepaid expenses and other receivable	(7,940)	(737)
Accounts payable, other payable and accrued expenses	20,256	3,741
Net cash used in continuing operating activities	$(205,929)	$(97,495)

Net (Loss) from discontinuing operation including non-controlling interests	(648)	(1,313)
Adjustments to reconcile net loss to cash used in discontinuing operations:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	624	861
Net cash used in discontinued operating activities	$(24)	$(452)
Net cash used in Operating Activities	$(205,953)	$(97,947)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities investment in Fair Value	-	(650,000)
Proceeds on disposal of a subsidiary	1	-
Purchase of fixed assets	(3,704)	-
Net cash used in Investing Activities	$(3,703)	$(650,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	142,284	738,499
Net cash provided by Financing Activities	$142,284	$738,499

NET (DECREASE) IN CASH	(67,372)	(9,448)
Effects of exchange rates on cash	36,568	33,644

CASH AND CASH EQUIVALENTS at beginning of period	245,780	158,057
CASH AND CASH EQUIVALENTS at end of period	$214,976	$182,253

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $5,480,457 and has net working capital deficit of $1,025,094 at June 30, 2022. Management has concluded that due to the conditions described above, there is substantial doubt about the entities ability to continue as a going concern through August 4, 2023. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2022. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 15, 2022. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2022 and December 31, 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under GigWorld Inc.	State or other jurisdiction of incorporation or organization	June 30, 2022	December 31, 2021
		%	%
HotApp BlockChain Pte. Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	100.0	100.0
HWH World Inc.	United States of America	100.0	100.0
HWH World Pte. Ltd.	Singapore	-	100.0
Smart Reward Express Limited	Hong Kong	50.0*	50.0*

*	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2022, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $60,360 and $10,345 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2021, cash and cash equivalents of the Group include, on an as converted basis to US dollars, $86,398, and $10,757, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International Inc. located in Hong Kong, on a monthly basis in June 2022. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s condensed consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2022 or 2021, respectively.

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

For the three and six months ended June 30, 2022, the Company recorded other comprehensive income from translation gain of $89,537 and $106,467 in the condensed consolidated financial statements. For the three and six months ended June 30, 2021, the Company recorded other comprehensive income from translation (loss) gain of $(3,715) and $59,563 in the condensed consolidated financial statements.

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

As of June 30, 2022, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2022 and December 31, 2021, the aggregate non-controlling interests in the Company were $(1,634) and $(1,618), respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3. ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Continuing operations
Accrued payroll	$325	$321
Accrued professional fees	12,704	8,592
Other including receipt in advance from customer	23,517	3,103
Total	$36,546	$12,016

Discontinued operations
Accrued professional fees	$-	$2,593
Total	$-	$2,593

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Computer equipment	$5,694	$1,990
Less: accumulated depreciation	854	277
Total	$4,840	$1,713

Note 5. INVESTMENT

The Company acquired 6,500,000 shares of Value Exchange International Inc.’s common shares for an aggregate subscription price of $650,000. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2022
Asset
Investment Securities – Fair Value	$1,215,500	$-	$-	$1,215,500
Total Investment in securities at Fair Value	$1,215,500	$-	$-	$1,215,500

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Asset
Investment Securities – Fair Value	$1,950,000	$-	$-	$1,950,000
Total Investment in securities at Fair Value	$1,950,000	$-	$-	$1,950,000

The change in fair value of investment securities during the six months ended June 30, 2022 was $734,500, and was recorded as unrealized (loss) on securities investment in the condensed consolidated statements of operations and comprehensive loss.

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

The Company has disposed one of its subsidiary, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of AIL) for a consideration amount of S$2.00 on April 18, 2022. The Company has a project with an affiliate (a subsidiary of Value Exchange International Inc.) that commenced in June 2022. The project has generated revenue of $7,701, a receivable including customer’s deposit and prepayment of $30,720 and a payable of $23,046 from the affiliate. As of June 30, 2022, the Company has an amount due to AIL of $2,455,988 plus an amount due to an associated company of AIL of $99 and has an amount due from a fellow subsidiary of $1. As of December 31, 2021, the Company had an amount due to AIL of $2,383,596 plus an amount due to an associated company of AIL of $102.

Note 7. DISCONTINUED OPERATIONS

Director’s resolutions of HotApp Blockchain Pte Limited passed on April 18, 2022 for the disposal of its investments of 100,000 shares in HWH World Pte. Limited, representing 100% of the share capital of HWH World Pte. Limited, for a consideration amount of S$2.00. The shares were disposed to Health Wealth Happiness Pte. Ltd, a subsidiary of AIL.

The composition of assets and liabilities included in discontinued operations was as follows:

	April 18, 2022	December 31, 2021

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,217	$2,593
TOTAL CURRENT LIABILITIES	3,217	2,593

TOTAL LIABILITIES	$3,217	$2,593

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Operating expenses:
General and administrative	$(3	)*	$657	$648	$1,313
Total operating expenses	(3)		657	648	1,313

Income (Loss) from operations	3		(657)	(648)	(1,313)

Income (Loss) from discontinued operations	$3		$(657)	$(648)	$(1,313)

*	There was no expenses incurred during the three months ended June 30, 2022. The negative amount was arisen due to the different exchange rate used in converting from its functional currency to U.S. dollar.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2022 and 2021

Revenue

Revenue consists primarily of the services rendered to customers. The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of VEII located in Hong Kong, on a monthly basis in June 2022. Revenues were $7,701 and $0, respectively, for the three months ended June 30, 2022 and 2021.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the three months ended June 30, 2022 and 2021 were $2,792 and $0, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended June 30, 2022 and 2021 were $55,658 and $38,590, of which $415 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended June 30, 2022 and 2021, we have incurred $3,218 and $0 in gain on disposal of a subsidiary, $(24,769) and $4,033 in foreign exchange (loss) gain, $(279,500) and $650,000 in unrealized (loss) gain on securities investment, $1,022 and $0 in other income, and $1 and $1 in interest income respectively.

For the unaudited six months period ending June 30, 2022 and 2021

Revenue

Revenue consists primarily of the services rendered to customers. The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of VEII located in Hong Kong, on a monthly basis in June 2022. Revenues were $7,701 and $0, respectively, for the six months ended June 30, 2022 and 2021.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the six months ended June 30, 2022 and 2021 were $2,792 and $0, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the six months ended June 30, 2022 and 2021 were $159,328 and $68,062, of which $580 and $0 were depreciation expenses, respectively.

Other (Expense) / Income

For the six months ended June 30, 2022 and 2021, we have incurred $3,218 and $0 in gain on disposal of a subsidiary, $(34,710) and $(32,438) in foreign exchange (loss), $(734,500) and $650,000 in unrealized (loss) gain on securities investment, $1,022 and $0 in other income, and $2 and $1 in interest income respectively.

Liquidity and Capital Resources

At June 30, 2022, we had cash of $214,976 and working capital deficit of $1,025,094.

We had a total stockholders’ deficit of $1,020,152 and an accumulated deficit of $5,480,457 as of June 30, 2022 compared with a total stockholders’ deficit of $206,584 and an accumulated deficit of $4,560,449 as of December 31, 2021. This difference is primarily due to the unrealized loss on securities investment during the period.

For the six months ended June 30, 2022, we recorded a net (loss) of $(920,035).

We had net cash used in operating activities of $205,953 for the six months ended June 30, 2022. We had a negative change of $30,720 in accounts receivable, a negative change of $7,940 in deposit, prepaid expenses and other receivable, and a positive change of $20,880 due to accounts payable and accrued expenses.

For the six months ended June 30, 2021, we recorded a net income of $548,188.

We had net cash used in operating activities of $97,947 for the six months ended June 30, 2021. We had a negative change of $737 in deposit, prepaid expenses and other receivable, and a positive change of $4,602 due to accounts payable and accrued expenses.

For the six months ended June 30, 2022, we spent $3,704 on the acquisition of fixed assets and had $1 for the proceeds on disposal of a subsidiary, resulting in net cash used in investing activities of $3,703 for the period.

For the six months ended June 30, 2021, we spent $650,000 on the acquisition of securities investment in fair value, resulting in net cash used in investing activities of $650,000 for the period.

For the six months ended June 30, 2022, we had net cash provided by financial activities of $142,284 due to advances from related parties.

For the six months ended June 30, 2021, we had net cash provided by financial activities of $738,499 due to advances from related parties.

As of June 30, 2022, we do not have any fixed operating office lease agreements.

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

Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International Inc. located in Hong Kong, on a monthly basis in June 2022. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s condensed consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2022 or 2021, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2022 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2022, we had a material weakness in our internal control over financial reporting because our small accounting team, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGWORLD INC.

Date: August 4, 2022	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

