Form 10-Q
period 2022-09-30
GigWorld Inc.
filed 2022-11-03
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 3, 2022, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$389,118	$245,780
Accounts receivable	40,965	-
Accounts receivable – related parties	44,758	-
Prepaid expenses and other receivable	63,900	1,870
Prepaid expenses and other receivable – VEI project	14,925	-
Investment in Securities	715,000	1,950,000
TOTAL CURRENT ASSETS	1,268,666	2,197,650

Property and Equipment, net	4,370	1,713
Other non-current assets	96	102
TOTAL ASSETS	$1,273,132	$2,199,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable, other payable and accrued expenses	$23,724	$12,016
Accounts payable – related parties	23,036	-
Accrued taxes	3,467	7,742
Amount due to related parties	2,825,112	2,383,698
Current liabilities from Discontinued Operations	-	2,593
TOTAL CURRENT LIABILITIES	2,875,339	2,406,049

TOTAL LIABILITIES	2,875,339	2,406,049

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of September 30, 2022 and December 31, 2021	50,690	50,690
Additional paid-in capital	4,604,191	4,604,191
Accumulated other comprehensive loss	(88,848)	(299,398)
Accumulated deficit	(6,166,575)	(4,560,449)
TOTAL GIGWORLD INC STOCKHOLDERS’ DEFICIT	(1,600,542)	(204,966)
NON-CONTROLLING INTERESTS	(1,665)	(1,618)
TOTAL STOCKHOLDERS’ DEFICIT	(1,602,207)	(206,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,273,132	$2,199,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOMEFOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Service income – related party	$6,365	$-	$14,066	$-
	6,365		14,066

Cost of revenues	(1,781)	-	(4,573)	-

Gross profit	$4,584	$-	$9,493	$-

Operating expenses:
Depreciation	$471	$110	$1,051	$110
General and administrative	95,317	46,629	254,065	114,691
Total operating expenses	95,788	46,739	255,116	114,801

(Loss) from operations	(91,204)	(46,739)	(245,623)	(114,801)

Other income (loss):
Interest income	1	0	3	1
Other income	1,736	-	2,757	-
Dividend income	-	32,500	-	32,500
Foreign exchange (loss)	(96,182)	(16,263)	(130,892)	(48,701)
Unrealized (loss) gain on Securities Investment	(500,500)	(279,500)	(1,235,000)	370,500
Witholding Federal Tax	-	(7,800)	-	(7,800)
Gain on disposal of a subsidiary	-	-	3,218	-
Total other (loss) income	(594,945)	(271,063)	(1,359,914)	346,500

(Loss) Income before taxes	(686,149)	(317,802)	(1,605,537)	231,699
Income tax provision	-	-	-	-
Net (loss) income from Continuing Operations	$(686,149)	$(317,802)	$(1,605,537)	$231,699
Net (loss) from Discontinuing Operations, Net of Tax	-	(979)	(648)	(2,292)
Net (loss) attributable to Non-controlling interests	(31)	(332)	(58)	(332)
Net (loss) income applicable to common stockholders	$(686,118)	$(318,449)	$(1,606,127)	$229,739

Comprehensive (Loss) Income:
Net (loss) income	$(686,149)	$(318,781)	$(1,606,185)	$229,407
Foreign currency translation gain	104,094	41,316	210,561	100,879
Total comprehensive (loss) income	$(582,055)	$(277,465)	$(1,395,624)	$330,286

Net (loss) income per share - basic and diluted
Continuing Operations	$-	$-	$-	$-
Discontinuing Operations	-	-	-	-
Basic Net (loss) income per share	$-	$-	$-	$-

Weighted number of shares outstanding
Basic and diluted	506,898,576	506,898,576	506,898,576	506,898,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Net loss for the period	-	-	-	-	(569,250)	(569,250)	(11)	(569,261)
Foreign currency translation adjustment	-	-	-	16,924	-	16,924	6	16,930

Balance March 31, 2022	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)
Net loss for the period	-	-	-	-	(350,758)	(350,758)	(16)	(350,774)
Foreign currency translation adjustment	-	-	-	89,532	-	89,532	5	89,537

Balance June 30, 2022	506,898,576	$50,690	$4,604,191	$(192,942)	$(5,480,457)	$(1,018,518)	$(1,634)	$(1,020,152)
Net loss for the period	-	-	-	-	(686,118)	(686,118)	(31)	(686,149)
Foreign currency translation adjustment	-	-	-	104,094	-	104,094	-	104,094

Balance September 30, 2022	506,898,576	$50,690	$4,604,191	$(88,848)	$(6,166,575)	$(1,600,542)	$(1,665)	$(1,602,207)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total GigWorld Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)	$-	$(1,389,730)
Net loss for the period	-	-	-	-	(66,599)	(66,599)	-	(66,599)
Foreign currency translation adjustment	-	-	-	63,278	-	63,278	-	63,278

Balance March 31, 2021	506,898,576	$50,690	$4,604,191	$(315,083)	$(5,732,849)	$(1,393,051)	$-	$(1,393,051)
Net income for the period	-	-	-	-	614,787	614,787	-	614,787
Foreign currency translation adjustment	-	-	-	(3,715)	-	(3,715)	-	(3,715)

Balance June 30, 2021	506,898,576	$50,690	$4,604,191	$(318,798)	$(5,118,062)	$(781,979)	$-	$(781,979)
Subsidiary’s issuance of stock							644	644
Net loss for the period	-	-	-	-	(318,449)	(318,449)	(332)	(318,781)

Foreign currency translation adjustment	-	-	-	41,316	-	41,316	-	41,316

Balance September 30, 2021	506,898,576	$50,690	$4,604,191	$(277,482)	$(5,436,511)	$(1,059,112)	$312	$(1,058,800)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income from continuing operation including non-controlling interests	$(1,605,537)	$231,699
Adjustments to reconcile net (loss) income to cash used in continuing operations:
Depreciation	1,051	110
(Gain) on disposal of a subsidiary	(3,218)	-
Unrealized loss (gain) on securities investment	1,235,000	(370,500)

Change in operating assets and liabilities:
Accounts receivable	(85,723)	-
Deposit, prepaid expenses and other receivable	(76,955)	(1,348)
Accounts payable, other payable and accrued expenses	31,095	388
Net cash used in continuing operating activities	$(504,287)	$(139,651)

Net (Loss) from discontinuing operation including non-controlling interests	(648)	(2,292)
Adjustments to reconcile net loss to cash used in discontinuing operations:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	-	(716)
Net cash used in discontinued operating activities	$(648)	$(3,008)
Net cash used in Operating Activities	$(504,935)	$(142,659)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities investment in Fair Value	-	(650,000)
Proceeds on disposal of a subsidiary	1	-
Purchase of fixed assets	(3,704)	(1,990)
Net cash used in Investing Activities	$(3,703)	$(651,990)

CASH FLOW FROM FINANCING ACTIVITIES:
Subsidiary’s issuance of stock	-	644
Advance from related parties	507,052	806,336
Net cash provided by Financing Activities	$507,052	$806,980

NET (DECREASE) INCREASE IN CASH	(1,586)	12,331
Effects of exchange rates on cash	144,923	58,238

CASH AND CASH EQUIVALENTS at beginning of period	245,780	158,057
CASH AND CASH EQUIVALENTS at end of period	$389,118	$228,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GIGWORLD INC. (FORMERLY KNOWN AS HOTAPP BLOCKCHAIN INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. THE COMPANY HISTORY AND NATURE OF THE BUSINESS

GigWorld Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $6,166,575 and has net working capital deficit of $1,606,673 at September 30, 2022. Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern through November 3, 2023. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operation through 2022. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority stockholder has advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or from third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 15, 2022. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2022 and December 31, 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under GigWorld Inc.	State or other jurisdiction of incorporation or organization	September 30, 2022	December 31, 2021
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	100.0	100.0
HWH World Inc.	United States of America	100.0	100.0
HWH World Pte. Ltd.	Singapore	-	100.0
Smart Reward Express Limited	Hong Kong	50.0*	50.0*
Hapi Café Limited	Hong Kong	100.0**	-

*	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited is the owner of 50% of the issued and outstanding shares of Smart Reward. The remaining 50% of the issued and outstanding shares of Smart Reward are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International, Inc.

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of the Company. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International, Inc. The Company owned 18% of the total issued and outstanding shares of Value Exchange International, Inc. as of September 30, 2022; following certain acquisitions in October of 2022, the Company now owns 38.1% of Value Exchange International, Inc.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Swart Reward is consolidated in the Company’s financial statements.

**	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of HK$2 comprising 2 ordinary shares. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, cost and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2022, cash and cash equivalents of the Company include, on an as converted basis to US dollars, $234,837 and $10,009 in Hong Kong Dollars (“HK$”) and Singapore Dollars (“S$”), respectively. As of December 31, 2021, cash and cash equivalents of the Company include, on an as converted basis to US dollars, $86,398, and $10,757, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Concentrations

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by Federal Deposit Insurance Corporation (FDIC), the Company exposes to risk due to its concentration of cash in foreign countries. The Company places its cash with financial institutions with high-credit ratings and quality.

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

Revenue recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements.

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

The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc.(“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s condensed consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2022 or 2021, respectively.

Foreign currency translation

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

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

The Company’s subsidiaries with a functional currency of Hong Kong Dollars or Singapore Dollars translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the three and nine months ended September 30, 2022, the Company recorded other comprehensive income from translation gain of $104,094 and $210,561 in the condensed consolidated financial statements. For the three and nine months ended September 30, 2021, the Company recorded other comprehensive income from translation gain of $41,316 and $100,879 in the condensed consolidated financial statements.

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

As of September 30, 2022, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2022 and December 31, 2021, the aggregate non-controlling interests in the Company were $(1,665) and $(1,618), respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3. ACCOUNTS PAYABLE, OTHER PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Continuing operations
Accrued payroll	$325	$321
Accrued professional fees	6,130	8,592
Other including receipt in advance from customer	40,305	3,103
Total	$46,760	$12,016

Discontinued operations
Accrued professional fees	$-	$2,593
Total	$-	$2,593

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Computer equipment	$5,694	$1,990
Less: accumulated depreciation	1,324	277
Total	$4,370	$1,713

Note 5. INVESTMENT

In April of 2021, the Company acquired 6,500,000 shares of Value Exchange International, Inc.’s common stock for an aggregate subscription price of $650,000. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2022
Asset
Investment Securities – Fair Value	$715,000	$-	$-	$715,000
Total Investment in securities at Fair Value	$715,000	$-	$-	$715,000

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Asset
Investment Securities – Fair Value	$1,950,000	$-	$-	$1,950,000
Total Investment in securities at Fair Value	$1,950,000	$-	$-	$1,950,000

The change in fair value of investment securities during the Nine months ended September 30, 2022 was $1,235,000, and was recorded as unrealized (loss) on securities investment in the condensed consolidated statements of operations and comprehensive loss.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited is the Company’s former majority stockholder. On August 30, 2022, Alset International Limited entered into an stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder. Chan Heng Fai, the Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and Chairman of Alset Inc.’s Board, as well as the majority stockholder of Alset Inc. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of Alset Inc. Chan Heng Fai is compensated by Alset Inc. and Alset International Limited. Lui Wai Leung Alan is compensated by Alset International Limited. Our Chief Executive Officer, Lee Wang Kei, is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Alset Inc. has provided staff to our Company without charge since becoming our majority stockholder.

The Company sold one of its subsidiaries, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of former majority stockholder Alset International Limited) for consideration of S$2.00 on April 18, 2022. The Company has acquired a company, Hapi Cafe Limited, from Chan Heng Fai (the majority stockholder of Alset Inc.) for consideration of S$2.00 on September 5, 2022. Hapi Cafe is a coffee shop chain initiative in China, Hong Kong and Taiwan consisting of a four-in-one concept, comprising a coffee shop, co-working place, travel, and metaverse show case. GigWorld technology will be utilized by the Hapi Cafe membership program.

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022. Value Exchange International, Inc. provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. The project has generated revenue of $14,066, a receivable including customer’s deposit and prepayment of $44,758 and a payable of $23,036 from the affiliate. As of September 30, 2022, the Company has an amount due to Alset International Limited of $2,506,676, an amount due to a fellow subsidiary of $318,340 plus an amount due to an associated company of Alset International Limited of $96. As of December 31, 2021, the Company had an amount due to Alset International Limited of $2,383,596 plus an amount due to an associated company of Alset International Limited of $102.)

Note 7. DISCONTINUED OPERATIONS

Director’s resolutions of HotApp Blockchain Pte Limited passed on April 18, 2022 for the disposal of its investments of 100,000 shares in HWH World Pte. Limited, representing 100% of the share capital of HWH World Pte. Limited, for a consideration amount of S$2.00. The shares were disposed to Health Wealth Happiness Pte. Ltd, a subsidiary of Alset International Limited.

The composition of assets and liabilities included in discontinued operations was as follows:

	April 18, 2022	December 31, 2021

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,217	$2,593
TOTAL CURRENT LIABILITIES	3,217	2,593

TOTAL LIABILITIES	$3,217	$2,593

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Operating expenses:
General and administrative	$-	$979	$648	$2,292
Total operating expenses	-	979	648	2,292

Income (Loss) from operations	-	(979)	(648)	(2,292)

Income (Loss) from discontinued operations	$-	$(979)	$(648)	$(2,292)

Note 8. SUBSEQUENT EVENT

On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of Value Exchange International, Inc. (“VEII”), a Nevada corporation, for the following purchase prices: (i) $1,733,079.12 for 7,221,163 shares, representing a price of $.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734.12 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Agreement.

Mr. Chan and another member of our Board of Directors, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). Following the acquisitions of shares pursuant to the Agreement, the Company now owns a total of 13,776,163 shares of VEII.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q. Stockholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

In addition, the COVID-19 pandemic could directly impact the ability of our management and service providers to continue to work, and our ability to conduct our operations in a prompt and efficient manner. Our management has shifted to mostly working from home since March 2020, but this has had minimal impact on our operations to date. However, our management’s ability to travel has been significantly limited, and limitations on the mobility of our management may slow down our ability to enter into new transactions and expand existing projects.

Background and business

GigWorld Inc. (the “Company”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”) from Alset International Limited (formerly known as Singapore eDevelopment Limited). Alset International Limited is our former largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

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

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (Alset International Limited was a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in 2022.

In February of 2021, the Company’s name was changed to “GigWorld Inc.”

The direct selling industry has been adopting gig economy practices and relying heavily on digital marketing technology in team development and customer engagement. We have positioned ourselves to serve the growing demand in the transformation of the direct selling industry towards the gig economy.

The Company has relied significantly on Alset Inc. and Alset International Limited, our current and former majority stockholder, as its principal sources of funding during the period. Our majority stockholder has advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or from third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII, for the following purchase prices: (i) $1,733,079.12 for 7,221,163 shares, representing a price of $.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734.12 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Agreement. Following the acquisitions of shares pursuant to the Agreement, the Company now owns a total of 13,776,163 shares of VEII.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2022 and 2021

Revenue

Revenue consists primarily of the services rendered to customers. The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Revenues were $6,365 and $0, respectively, for the three months ended September 30, 2022 and 2021.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the three months ended September 30, 2022 and 2021 were $1,781 and $0, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the three months ended September 30, 2022 and 2021 were $95,788 and $46,739of which $471 and $110 were depreciation expenses, respectively.

Other (Expense) / Income

For the three months ended September 30, 2022 and 2021, we have incurred $(96,182) and $(16,263) in foreign exchange (loss), $(500,500) and $(279,500) in unrealized (loss) on securities investment, $1,735 and $0 in other income, $1 and $0 in interest income, $0 and $32,500 in dividend income, and $0 and $(7,800) in withholding federal tax respectively.

For the unaudited nine months period ending September 30, 2022 and 2021

Revenue

Revenue consists primarily of the services rendered to customers. The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Revenues were $14,066 and $0, respectively, for the nine months ended September 30, 2022 and 2021.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the nine months ended September 30, 2022 and 2021 were $4,573 and $0, respectively.

General and Administrative

General and administrative expenses consist primarily of salary and benefits, professional fees, consulting fee and maintenance expenses of existing software framework. We expect our general and administrative expenses to maintain with moderate changes in line with business activities. Total general and administrative expenses for the nine months ended September 30, 2022 and 2021 were $255,764 and,$114,801 of which $1,051 and $110 were depreciation expenses, respectively.

Other (Expense) / Income

For the nine months ended September 30, 2022 and 2021, we have incurred $3,218 and $0 in gain on disposal of a subsidiary, $(130,892) and $(48,701) in foreign exchange (loss), $(1,235,000) and $370,500 in unrealized (loss) gain on securities investment, $2,757 and $0 in other income, $3 and $1 in interest income, $0 and $32,500 in dividend income, and $0 and $(7,800) in withholding federal tax respectively.

Liquidity and Capital Resources

At September 30, 2022, we had cash of $389,118 and working capital deficit of $1,606,673.

We had a total stockholders’ deficit of $1,602,207 and an accumulated deficit of $6,166,576 as of September 30, 2022 compared with a total stockholders’ deficit of $206,584 and an accumulated deficit of $4,560,449 as of December 31, 2021. This difference is primarily due to the unrealized loss on securities investment during the period.

For the nine months ended September 30, 2022, we recorded a net (loss) of $(1,606,185).

We had net cash used in operating activities of $504,935 for the nine months ended September 30, 2022. We had a negative change of $85,723 in accounts receivable, a negative change of $76,955 in deposit, prepaid expenses and other receivable, and a positive change of $31,095 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2021, we recorded a net income of $229,407.

We had net cash used in operating activities of $142,659 for the nine months ended September 30, 2021. We had a negative change of $1,348 in deposit, prepaid expenses and other receivable, and a negative change of $328 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2022, we spent $3,704 on the acquisition of fixed assets and had $1 for the proceeds on disposal of a subsidiary, resulting in net cash used in investing activities of $3,703 for the period.

For the nine months ended September 30, 2021, we had net cash used in investing activities of $651,990. We had used $650,000 in the purchase of securities investment, and used $1,990 in the purchase of property and equipment.

For the nine months ended September 30, 2022, we had net cash provided by financial activities of $507,052 due to advances from related parties.

For the nine months ended September 30, 2021, we had net cash provided by financial activities of $806,980, of which $806,336 was due to advances from related parties and $644 was due to subsidiary’s issuance of stock.

As of September 30, 2022, we do not have any fixed operating office lease agreements.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from our majority stockholder or from third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Revenue recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements

Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc.(“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s condensed consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2022 or 2021, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company did not have any off-balance sheet arrangements.

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

During evaluation of disclosure controls and procedures as of September 30, 2022 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2022, we had a material weakness in our internal control over financial reporting because our small accounting team, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

ITEM 1A.	RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Stock Purchase Agreement, by and between Chan Heng Fai and GigWorld Inc., dated as of October 17, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGWORLD INC.

Date: November 3, 2022	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

