Form 10-K
period 2022-12-31
Hapi Metaverse Inc.
filed 2023-03-29
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-194748

Commission file number

Hapi Metaverse Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2022.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2023, there were 506,898,576 shares outstanding of the registrant’s common stock $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

-None

Throughout this Report on Form 10-K, the terms “Company,” “we,” “us” and “our” refer to Hapi Metaverse Inc., and “our board of directors” refers to the board of directors of Hapi Metaverse Inc.

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

2

PART I

Item 1. Business.

Business Description

Hapi Metaverse Inc., formerly known as GigWorld Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”) from Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. AIL is our former largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, network marketing platforms and e-real estate. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition we are continuing our development activities in blockchain in order to prepare for future client opportunities.

In January 2017, we entered into a revenue-sharing agreement with iGalen, a network marketing company selling health products (AIL, our former majority stockholder, was a significant stockholder of iGalen). Under the agreement, we customized a secure app for iGalen’s communication and management system. The app enables mobile friendly back-end access for iGalen Inc. members, among other functions. We are continuing to improve this secure app. In particular, we intend to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, We intend to then attempt to sell similar services to other companies engaged in network marketing, as members of our management have a particular experience offering services to that industry and we believe our solutions are particularly suited to that industry’s needs. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in 2023.

In February of 2021, the Company’s name was changed to “GigWorld Inc.”

The direct selling industry has been adopting gig economy practices and relying heavily on digital marketing technology in team development and customer engagement. We have positioned ourselves to serve the growing demand in the transformation of the direct selling industry towards the gig economy.

The Group has relied significantly on AIL, our former majority stockholder, as its principal sources of funding during the period. AIL, and later, our current majority stockholder, advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII Common Stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Mr. Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII. The Company presently owns approximately 38.1% of the total issued and outstanding shares of Value Exchange International Inc.

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

In March of 2023, the Company’s name was changed from “GigWorld Inc.” to “Hapi Metaverse Inc.” to reflect the Board of Directors’ determination that it was in the best interest of the Company to position itself as a Metaverse-as-a-Service (MaaS) provider, reflecting its latest strategy embracing Metaverse, A.I., and offline engagement for communities and brands.

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2022 and 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2022		December 31, 2021
		%		%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	100.0		100.0
HWH World Inc.	Delaware	100.0		100.0
HWH World Pte. Ltd.	Singapore	-		100.0
Smart Reward Express Limited	Hong Kong	50.0	*	50.0	*
Hapi Cafe Limited	Hong Kong	100.0	**	-
MOC HK Limited	Hong Kong	100.0	***	-
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	****	-
Hapi Metaverse Inc.	Texas	100.0	*****	-

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

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 38.1% and 18% of the total issued and outstanding shares of Value Exchange International Inc as of December 31, 2022 and December 31, 2021.

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

*** MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of HK$10 comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong.

Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. And during the acquisition, a goodwill $60,343 had been generated for the Company.

**** Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner HCCN. This business was acquired on October 10, 2022.

***** Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●	focus in developing technologies enabling enterprise to capture the gig economy opportunities;
●	partner with technology providers offer services for membership management, ecommerce, loyalty reward management, metaverse platform for community; and
●	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Achieved and Target Milestones

In 2022, we have achieved the following milestones:

●	built a proof-of-concept solution for a direct selling company and successfully integrated their back-end service into the Mobile App; and
●	Launched a white label app for managing community in Direct Selling business

Over the next twelve months we plan to:

●	further enhance our software solution services using Metaverse as a Service
●	Achieve a closer partnership with VEII our partner for retail digital transformation solutions.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	white label of Hapi Metaverse solutions;
●	metaverse as a service; and
●	digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	understanding the industry’s need, work closely with service providers in the direct selling industry;
●	sharpening technology focus and continuous moving up to new area such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;

●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines.

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

Key aspects or strengths of our technology include:

●	scalable infrastructure;
●	quick adaptation to third party services, such as back end systems, payment and logistics; and
●	dedicated to continuous improvement of user experience in local context.

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

Employees and Employment Agreements

As the beginning of 2022, we had no full time employees. We had four employees at the end of 2022, resulting from the Food and Beverage (“f&b”) business of MOC HK Limited. We expect to maintain our headcounts at current levels with moderate increases in line with business activities for the foreseeable future and if our financing permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

As of the date of this Report, we have not entered into any employment arrangement with any officers, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Our largest stockholder, Alset Inc., has provided staff without charge to our Company. We intend to outsource many functions of our business for the immediate future.

Insurance

We do not maintain property insurance, business interruption insurance or general third-party liability insurance, nor do we maintain product liability or key-man insurance.

Additional Information

The U.S. Securities and Exchange Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

The Company maintains a website at https://www.hapimetaverse.com where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report on Form 10-K.

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

The report of Grassi & Co., our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2022 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2022 contained herein, we have incurred net loss since inception, and have a working capital deficit of $2,076,017. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2022, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions (this staff is provided by Alset Inc., our largest shareholder, at no cost to us). This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the Company as of December 31, 2022, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors’ products, particularly with respect to mobile products;
●	the size and composition of our user base;
●	the engagement of our users with our products and competing products;
●	the timing and market acceptance of products, including developments and enhancements to our or our competitors’ products;
●	our ability to monetize our products;
●	customer service and support efforts;
●	acquisitions or consolidation within our industry, which may result in more formidable competitors;
●	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
●	our ability to cost-effectively manage and grow our operations; and
●	our reputation and brand strength relative to those of our competitors.

We are a development stage company and we may never generate significant revenues which could cause our business to fail.

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net loss of $6,288,884 and has net working capital deficit of $2,076,017 at December 31, 2022. We expect to operate with net loss for the next financial year-ending December 31, 2023 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware on March 7, 2012. We have no significant financial resources and have recorded minimal revenues in the year ended December 31, 2022. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $107,000 per year, consisting of $10,000 in legal, $80,000 in audit and $17,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations’ revenue and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Alset Inc. owns a significant amount of the outstanding common stock of the Company and could take actions which other investors may deem as detrimental to the Company.

Alset Inc. beneficially owns approximately 99.693% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, Alset Inc. may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	that a broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Once listed, due to the nature of our Company and its business, the market price for our common stock is expected to be limited and highly volatile. The following factors will add to our common stock price’s volatility:

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

Since members of our board of directors are not residents of the United States and certain of our assets are located outside of the United States, you may not be able to enforce a U.S. judgment for claims you may bring against such directors or assets.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of Alset Inc., the Company’s largest stockholder.

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Presently, there is no established public trading market for our shares of common stock. On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this Annual Report, the Company has not had any trading in its stock. The Company’s stock symbol is now GIGW and the Company’s new name has been change to Hapi Metaverse Inc.

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

Recent sales of unregistered securities; use of proceeds from registered securities

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. During 2021, AIL has sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions. On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO

YEAR ENDED DECEMBER 31, 2021

Results of Operations

For the years ended December 31, 2022 and 2021

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $28,143. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. And revenue also generated from f&b business after acquired MOC on 5 October, 2022 was $41,772. Total revenues were $69,915 and $0, respectively, for the year ended December 31, 2022 and 2021.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the year ended December 31, 2022 and 2021 were $9,151 and $0, respectively. And the cost from f&b revenue were $19,093 and $0 respectively, for the year ended December 31, 2022 and 2021, of which $4,821 and $0 were depreciation for leasehold improvement respectively. Total cost of revenue for the years ended December 31, 2022 and 2021 were $28,244 and $0

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the years ended December 31, 2022 and 2021 were $411,562 and $172,370, of which $1,524 and $277 were depreciation expenses and $16,894 and $0 were amortization of right-of-use assets, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market.

Other (Expenses) / Income

For the years ended December 31, 2022 and 2021, we have incurred $62,677 and ($45,543) in foreign exchange gain (loss), $11 and $7 in interest income, $0 and $32,500 in dividend income, ($1,427,094) and $1,300,000 in unrealized (loss) gain on securities investment, and $0 and ($7,800) in withholding federal tax respectively.

Liquidity and Capital Resources

At December 31, 2022, we had cash of $514,260 and a working capital deficit of $2,016,821. The increase in the working capital deficit during the year ended December 31, 2022 was due to the increase in the amount due to related parties.

We had a total stockholders’ deficit of $1,875,788 and an accumulated deficit of $6,288,884 as of December 31, 2022 compared with a total stockholders’ deficit of $206,584 and an accumulated deficit of $4,560,449 as of December 31, 2021. This difference is primarily due to the net loss incurred during the year.

For the year ended December 31, 2022, we recorded a net loss of $1,728,020, excluded loss from discontinued operations $648.

We had net cash used in operating activities of $402,687 for the year ended December 31, 2022. We had a negative change of $1,540 due to prepaid expenses and $114,620 due to security deposit and other receivable and a positive change of $13,904 due to accounts payable and accrued expenses.

For the year ended December 31, 2021, we recorded a net income of $1,106,794, excluded the loss from discontinued operations $3,259.

We had net cash used in operating activities of $201,492 for the year ended December 31, 2021. We had a negative change of $1,300,000 due to unrealized (gain) on security investment, $523 due to prepaid expenses and $3,434 due to security deposit and other receivable and a negative change of $3,434 due to accounts payable and accrued expenses.

In the year ended December 31, 2022, we had net cash used in investing activities of $1,817,956. We had used $1,743,735 in the purchase of securities investment, used $70,523 in the acquisition of MOC and used $3,698 in the purchase of property and equipment. In the year ended December 31, 2021, we had net cash used in investing activities of $651,990. We had used $650,000 in the purchase of securities investment and used $1,990 in the purchase of property and equipment.

For the year ended December 31, 2022, we had net cash provided by financial activities of $2,568,604, of which $2,568,604 was due to advances from related parties. For the year ended December 31, 2021, we had net cash provided by financial activities of $893,589, of which $892,945 was due to advances from related parties and $644 was due to subsidiary’s issuance of stock.

We will need to raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from our largest shareholder or third parties) will be available to us or whether such capital will be available on a term that is acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

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

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services or catering service, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from f&b business by providing quality catering service and a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc.(“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2022 or 2021, respectively.

Investment in Securities - related party

The Company entered into Securities Purchase Agreements with pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation (“VEII”) on April 8, 2021 and October 17, 2022 respectively, which are recorded in fair value of $2,341,948 at the end of the year. $1,427,094 unrealized loss are recognized for the year 2022.

Off –Balance Sheet Arrangements

As of December 31, 2022, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HAPI METAVERSE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hapi Metaverse Inc. and Subsidiaries, formerly known as GigWorld Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hapi Metaverse Inc. and Subsidiaries, formerly known as GigWorld Inc. and Subsidiaries, (the Company) as of December 31, 2022, and 2021 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022,and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit of the financial statement as of and for the years ended December 31, 2022 and 2021.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

March 29, 2023

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

Consolidated Balance Sheets

as of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$514,260	$245,780
Prepaid expenses and other receivable	117,936	1,870
Prepaid expenses and other receivable – related party	2,802	-
Inventory	894	-
Investment in Securities - related party	2,341,948	1,950,000
TOTAL CURRENT ASSETS	2,977,840	2,197,650

Property and Equipment, net	$10,305	$1,713
Other non-current assets	103	102
Goodwill	60,343	-
Operating lease right-of-use assets, net	129,478	-
TOTAL ASSETS	$3,178,069	$2,199,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,601	$12,016
Accounts payable and accrued expenses – related party	7,838	-
Accrued taxes	3,816	7,742
Amount due to related parties	4,886,507	2,383,698
Operating lease liabilities-Current	71,899	-
Current liabilities of discontinued operations	-	2,593
TOTAL CURRENT LIABILITIES	4,994,661	2,406,049

NON-CURRENT LIABILITIES:
Operating lease liabilities - Non-current	$59,196	$-
TOTAL NON-CURRENT LIABILITIES	59,196	-

TOTAL LIABILITIES	$5,053,857	$2,406,049

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of December 31, 2022 and 2021	50,690	50,690
Additional paid-in capital	4,679,498	4,604,191
Accumulated other comprehensive loss	(315,241)	(299,398)
Accumulated deficit	(6,288,884)	(4,560,449)
TOTAL HAPI METAVERSEINC STOCKHOLDERS’ DEFICIT	(1,873,937)	(204,966)
NON-CONTROLLING INTERESTS	(1,851)	(1,618)
TOTAL STOCKHOLDERS’ DEFICIT	(1,875,788)	(206,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,178,069	$2,199,465

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTs OF operations and COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,2022	Year Ended December 31,2021

Revenues:
Food & Beverage	$41,772	$-
Services Rendered – related party	28,143	-
Total of Revenue	69,915	-

Cost of revenues
Depreciation	$(4,821)	$-
Others Cost of revenues	(23,423)	-
	(28,244)	-

Gross profit	$41,671	$-

Operating expenses:
Depreciation	1,524	277
General and administrative	410,038	172,093
Total operating expenses	411,562	172,370

(Loss) from operations	(369,891)	(172,370)

Other income (loss):
Interest income	11	7
Other income	3,065	-
Dividend income	-	32,500
Interest expenses	(5)	-
Witholding Federal Tax	-	(7,800)
Foreign exchange gain (loss)	62,677	(45,543)
Unrealized (loss) gain on Securities Investment, related party	(1,427,094)	1,300,000
Gain on disposal of a subsidiary	3,217	-
Total other (loss) income	(1,358,129)	1,279,164

(Loss) Income before taxes	(1,728,020)	1,106,794
Income tax provision	-	-
Net (loss) income from Continuing Operations	$(1,728,020)	$1,106,794
Net (loss) from Discontinuing Operations, Net of Tax	(648)	(3,259)
Net (loss) attributable to Non-controlling interests	(233)	(2,266)
Net (loss) income applicable to common shareholders	$(1,728,435)	$1,105,801

Comprehensive (Loss) Income:
Net (loss) income	$(1,728,668)	$1,103,535
Foreign currency translation (loss) gain	(15,843)	78,963
Total comprehensive (loss) income	$(1,744,511)	$1,182,498

Net income (loss) per share - basic and diluted	$(0.00)	$0.00
Net income (loss) from discontinued operations per share - basic and diluted	(0.00)	(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2021 TO DECEMBER 31, 2022

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non- Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2020	506,898,576	$50,690	$4,604,191	$(378,361)	$(5,666,250)	$(1,389,730)	$-	$(1,389,730)
Subsidiary’s issuance of stock							644	644
Net loss for the period	-	-	-	-	1,105,801	1,105,801	(2,266)	1,103,535
Foreign currency translation adjustment	-	-	-	78,963	-	78,963	4	78,967

Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Gain on purchase of Value Exchange Stock from related party	-	-	75,307	-	-	75,307	-	75,307
Net loss for the period	-	-	-	-	(1,728,435)	(1,728,435)	(233)	(1,728,668)
Foreign currency translation adjustment	-	-	-	(15,843)	-	(15,843)	-	(15,843)

Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,2022	Year Ended December 31,2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income from operation including non-controlling interests	$(1,728,668)	$1,103,535
Adjustments to reconcile net (loss) income to cash used in operations:
Depreciation	6,345	277
Amortization of operating lease right-of-use assets	16,894	-
Interest expenses - Lease	1,641	-
(Gain) on disposal of a subsidiary	(3,217)	-
Unrealized loss (gain) on securities investment	1,427,094	(1,300,000)

Change in operating assets and liabilities:
Accounts receivable-trade	(2,708)	-
Prepaid expenses	(1,540)	(523)
Inventories	(894)	-
Security deposit, and other receivable	(114,620)	(1,347)
Accounts payable, other payable and accrued expenses	14,552	(3,434)
Change in Operating Lease Liability	(16,923)	-
Net cash used in operating activities	$(402,044)	$(201,492)

Net cash used in discontinued operating activities	$(648)	$-

Net cash used in Operating Activities	$(402,692)	$(201,492)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,698)	(1,990)
Acquisition of MOC HK	(70,523)	-
Purchase of securities investment	(1,743,735)	(650,000)
Net cash used in investing activities	$(1,817,956)	$(651,990)

CASH FLOW FROM FINANCING ACTIVITIES:
Subsidiary’s issuance of stock	-	644
Advance from related parties	2,568,604	892,945
Net cash provided by financing activities	$2,568,604	$893,589

NET INCREASE IN CASH	347,956	40,107
Effects of exchange rates on cash	(79,476)	47,616

CASH AND CASH EQUIVALENTS at beginning of year	245,780	158,057
CASH AND CASH EQUIVALENTS at end of year	$514,260	$245,780

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions.

Going Concern

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $6,288,884 and has net working capital deficit of $2,016,821 at December 31, 2022. Management has concluded that due to the conditions described above, there is a substantial doubt about the entity’s ability to continue as a going concern through March 29, 2024. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance along with our current operations will not provide sufficient capital to continue operations through 2023. Our ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2022 and 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2022		December 31, 2021
		%		%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	100.0		100.0
HWH World Inc.	Delaware	100.0		100.0
HWH World Pte. Ltd.	Singapore	-		100.0
Smart Reward Express Limited	Hong Kong	50.0	*	50.0	*
Hapi Café Limited	Hong Kong	100.0	**	-
MOC HK Limited	Hong Kong	100.0	***	-
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	****	-
Hapi Metaverse Inc.	Texas	100.0	*****	-

*	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares.

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

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 38.1% and 18% of the total issued and outstanding shares of Value Exchange International Inc as of December 31, 2022 and December 31, 2021.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

**	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of HK$2 comprising 2 ordinary shares. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

***	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of HK$10 comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. And during the acquisition, a goodwill $60,343 had been generated for the Company.

****	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner HCCN. This business was acquired on October 10, 2022.

*****	Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Leases

The Company follows Accounting Standards Update (“ASU”) 2016-02 (FASB ASC Topic 842) in accounting for its operating lease right-of-use assets and operating lease liabilities. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term.

Right-of-use of assets

The right-of-use of asset is measured at cost, which comprises the amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received.

Lease liabilities

Lease liability is measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise mainly fixed lease payments.

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31,2022, cash of the Group includes, on an as converted basis to US dollars, $359,266, and $10,719, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively. As of December 31, 2021, cash of the Group includes, on an as converted basis to US dollars, $86,398, and $10,757, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Computer equipment	3 years
leasehold improvement	3 years

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

Fair value

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

●	Level 1 - quoted prices in active markets for identical assets and liabilities.

●	Level 2 - observable market-based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3 - significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Revenue recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services or catering service to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements.

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from f&b business by providing quality catering service and a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc.(“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2022 or 2021, respectively.

Foreign currency translation

Items included in the consolidated financial statements of each entity in the Group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong and Mainland China are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$) and Chinese Yuan (CN ¥), which are also the functional currencies of these entities.

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

The Company’s entities with functional currency of Singapore Dollar, Hong Kong Dollar and Chinese Yuan, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the year ended December 31, 2022, the Company recorded other comprehensive loss from a translation loss of $(15,843) in the consolidated financial statements. For the year ended December 31, 2021, the Company recorded other comprehensive loss from a translation gain of $78,963 in the consolidated financial statements.

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

As of December 31, 2022, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On December 31, 2022 and 2021, the aggregate non-controlling interests in the Company were ($1,851) and ($1,618), respectively.

Recent accounting pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2022	2021
Continuing operations
Accrued payroll	$3,309	$321
Accrued professional fees	18,905	8,592
Other including receipt in advance from customer	2,387	3,103
Other including receipt in advance from customer – related party	7,838	-
Total	$32,439	$12,016
Discontinued operations
Accrued professional fees	$-	$2,593
Total	$-	$2,593

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	As of December 31,
	2022		2021
Cost
Leasehold improvement		$11,266	$-
Computer equipment		5,685	1,990
Total cost		$16,951	$1,990

Less: accumulated depreciation #	$		$-
Leasehold improvement		4,840	-
Computer equipment		1,806	277
Total accumulated depreciation		6,646	277

NBV at the end of year
Leasehold improvement		6,426	-
Computer equipment		$3,879	$1,713
Total NBV		$10,305	$1,713

#	–Total of depreciation expenses charged for the year ended December 31, 2022 and 2021 were $6,345 and $277, respectively, of which $4,821 and $0 were booked under cost of revenue for the year ended December 31, 2022 and 2021, and $1,524 and $277 were booked under general and administrative expenses for the year ended December 31, 2022 and 2021.

Note 5. INCOME TAXES

The provision for income taxes for the years ended December 31, 2022 and 2021, was as follows:

	Year Ended December 31,
	2022			2021
	Domestic	Foreign	Total	Domestic	Foreign	Total
Loss from continuing operations, before income taxes	$(1,397,003)	$(161,948)	$(1,558,951)	$1,180,674	$(77,139)	$1,103,535
Income tax at statutory rate	(293,371)	(29,146)	(322,517)	247,942	(12,728)	235,214
Items not taxable for tax purposes	294,923	(6,925)	287,998	(273,000)	(48,892)	(321,892)
Items not deductible for tax purposes	-	41,703	41,703	18,828	2,634	21,462
Change in valuation allowance	(1,552)	(5,632)	(7,184)	6,230	58,986	65,216
Income tax expense	$-	$-	$-	$-	$-	$-

Deferred income tax assets/(liabilities):
Operating loss carry forwards	160,550	920,374	1,080,924	191,699	879,418	1,071,118
Fair value adjustment on investment	299,690	-	299,690	(273,000)	-	(273,000)
Unrealized exchange (gain)/loss	(4,766)	(7,952)	(12,718)	17,190	(7,264)	9,927
Accumulated other comprehensive loss	-	(63,048)	(63,048)	-	-	-
Total deferred (liabilities) assets	$455,474	$849,374	$1,304,848	$(64,110)	$872,155	$808,044
Less: valuation allowance	(455,474)	$(849,374)	$(1,304,848)	$64,110	$(872,155)	$(808,044)
Total net deferred tax assets	$-	$-	$-	$-	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the US income tax code. Under ASC740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2022 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2022, the Company had approximately $5,366,396 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2022, 2021 and 2020 are still subject to examination by the taxing authorities.

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2022 and 2021, the Company had issued and outstanding, 506,898,576 of common stock, and 0 shares of preferred stock.

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

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. During 2021, AIL has sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions. On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

Preferred Shares:

No Preferred Stock were issued as of December 31, 2022 and 2021.

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2022 and 2021.

Note 8. INVESTMENT IN RELATED PARTY

In April of 2021, the Company acquired 6,500,000 shares of Value Exchange International, Inc.’s common stock for an aggregate subscription price of $650,000. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of Value Exchange International, Inc. with an aggregate purchase price of $1,743,734.12. The Company recognized a gain on the purchase of this stock of $75,307 in the consolidated statement of stockholders’ deficit for the year ended December 31,2022 Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31,2022 and December 31, 2021:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Asset
Investment Securities – Fair Value	$2,341,948	$-	$-	$2,341,948
Total Investment in securities at Fair Value	$2,341,948	$-	$-	$2,341,948

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Asset
Investment Securities – Fair Value	$1,950,000	$-	$-	$1,950,000
Total Investment in securities at Fair Value	$1,950,000	$-	$-	$1,950,000

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

The Company sold one of its subsidiaries, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of former majority stockholder Alset International Limited) for consideration of S$2.00 on April 18, 2022. The Company has acquired a company, Hapi Cafe Limited, from Chan Heng Fai (the majority stockholder of Alset Inc.) for consideration of S$2.00 on September 5, 2022. Hapi Cafe is a coffee shop chain initiative in China, Hong Kong and Taiwan consisting of a four-in-one concept, comprising a coffee shop, co-working place, travel, and metaverse show case. Hapi Metaverse technology will be utilized by the Hapi Cafe membership program.

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022. Value Exchange International, Inc. provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. The project has generated revenue of $28,143, a receivable including customer’s deposit and prepayment of $2,802 and a payable of $7,838 from the affiliate. As of December 31, 2022, the Company has an amount due to Alset Inc of $1,743,734, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $631,838, an amount due to director of $4,158 plus an amount due to an associated company of Alset International Limited of $102. As of December 31, 2021, the Company had an amount due to Alset International Limited of $2,383,596 plus an amount due to an associated company of Alset International Limited of $102. The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

Note 10. DISCONTINUED OPERATIONS

Director’s resolutions of HotApp Blockchain Pte Limited passed on April 18, 2022 for the disposal of its investments of 100,000 shares in HWH World Pte. Limited, representing 100% of the share capital of HWH World Pte. Limited, for a consideration amount of S$2.00. The shares were disposed to Health Wealth Happiness Pte. Ltd, a subsidiary of Alset International Limited.

The composition of assets and liabilities included in discontinued operations was as follows:

	April 18, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,217	$2,593
TOTAL CURRENT LIABILITIES	3,217	2,593

TOTAL LIABILITIES	$3,217	$2,593

The aggregate financial results of discontinued operations were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses:
General and administrative	$648	$3,259
Total operating expenses	648	3,259

Income (Loss) from operations	(648)	(3,259)

Income (Loss) from discontinued operations	$(648)	$(3,259)

Note 11. GOODWILL

The Company continually evaluates potential acquisitions that align with the Company’s plans, namely, starting the f&b business in Asia. Starting an f&b business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth. On October 4, 2022, The Company has completed its first f&b business acquisition of MOC HK Limited, a f&b business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead they are reviewed periodically for impairment.

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 acquisition

MOC
Purchase Price
Cash	$70,523
Total purchase consideration	$70,523

Purchase Price Allocation
Assets acquired
Current assets	32,700
Property and Equipment, net	11,266
Operating lease right-of-use assets, net	114,232
Total assets acquired	158,198

Liabilities assumed:
Current liabilities	(33,437)
Operating lease liability	(114,232)
Accrued taxes	(349)
Total liabilities assumed	(148,018)

Net assets acquired	10,180
Goodwill	60,343
Total purchase consideration	$70,523

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2022

Balance as of Balance of January 1, 2022	$-
Acquisitions	60,343
Balance as of December 31, 2022	$60,343

Note 12. LEASES

The Company has operating leases for its f&b stores and warehouse in Hong Kong . The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 1.8 years, with a weighted-average discount rate of the 5.38%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $18,535 and $0 which was included in general and administrative expenses in the statements of operations for the years ended December 31, 2022 and 2021, respectively. Total cash paid for operating leases amounted to $16,994 and $0 for the years ended December 31, 2022 and ,2021, respectively. Supplemental balance sheet information related to operating leases was as follows (in $):

December 31, 2022

Right-of-use assets	129,478

Lease liabilities - current	71,899
Lease liabilities - non-current	59,196
Total lease liabilities	131,095

As of December 31, 2022, the aggregate future minimum rental payments under non-cancelable agreement are as follows (in $):

Maturity of Lease Liabilities	Total

2023	76,741
2024	60,265
Total undiscounted lease payments	137,006
Less: Imputed interest	(5,911)
Present value of lease liabilities	131,095

Note 13. SUBSEQUENT EVENTS

On January 27, 2023, the Company and American Wealth Mining Corp. (“AWMC,” and together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment.

Value Exchange must request Advances from the Lenders. Either Lender may elect to separately, fully fund the Advance, or both Lenders may jointly elect to fund the Advance based on Lenders’ agreement on the portion of the Advance to be funded by each Lender. Lenders may severally or jointly reject any request for an Advance and neither Lender has an obligation to fund any Advance under the Credit Agreement. Accordingly, the Company will determine how much to loan to Value Exchange pursuant to the Credit Agreement.

The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of Value Exchange Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price” (as defined below). The Conversion Price for a Conversion shall be the average closing price of the Value Exchange Common Stock for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Lenders shall also have certain conversion rights upon a change of control of Value Exchange, or a breach of the Credit Agreement by Value Exchange.

In the event that a Lender elects to convert any portion of an Advance into shares of Value Exchange Common Stock in lieu of cash payment in satisfaction of that Advance, then Value Exchange would issue to the Lender five (5) detachable warrants for each share of Value Exchange Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of Value Exchange. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of Value Exchange (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). The Company currently owns a total of 13,776,163 shares (representing 38.1%) of Value Exchange.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with U.S. GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint qualified personnel to establish an audit committee with financial accounting, GAAP, and SEC experience.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	78	Executive Chairman of the Board
Lee Wang Kei	32	Chief Executive Officer
Lum Kan Fai	60	Vice Chairman of the Board
Lui Wai Leung Alan	52	Chief Financial Officer

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

Business Experience

Mr. Chan has served as a Director since October of 2014, as the Executive Chairman of the Company’s Board of Directors since December of 2017, and the Acting Chief Executive Officer from August of 2018 until September of 2019. Mr. Chan previously served as the Company’s Chief Executive Officer from December of 2014 until June of 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company. Mr. Chan has also served as the Chairman and Chief Executive Officer of Alset Capital Acquisition Corp., a Nasdaq listed company, since October 2021. Mr. Chan has served as a member of the Board of Directors of LiquidValue Development Inc. since January of 2017, and has served as Co-Chief Executive Officer of LiquidValue Development Inc. since December of 2017. He has served as a non-executive director of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013 and has served as a director of Vivacitas Oncology Inc. since May of 2017. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018. Mr. Chan has served as a member of the Board of Value Exchange International Inc. since December of 2021.

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

Mr. Lee has served as the Company’s Chief Executive Officer since September of 2020. Mr. Lee previously served as the Company’s Chief Executive Officer from December 2017 until August 2018 and served as the Company’s Chief Technology Officer from June 2017 until August 2018. Mr. Lee has served as a System Architect for the Company since August of 2015, where he has helped lead the Company’s software development, and from April of 2015 to July of 2015, Mr. Lee served as a Consultant to the Company. Mr. Lee has served as Head of Development for DSS Asia Limited since August 2018. Prior to joining the Company, Mr. Lee served as Software Project Manager for Appcraft Asia from 2014-2015 and served as Software Architect for myFunboxx from 2012-2014.

Mr. Lum has served as a member of the Company’s Board of Directors since June of 2015. Mr. Lum served as Chief Technology Officer (“CTO”) from June of 2015 until June of 2017. In June of 2017, the Company appointed Mr. Lum Kan Fai as the Company’s CEO and President, and Mr. Lum resigned as CTO. In December of 2017, Mr. Lum Kan Fai resigned as CEO and President of the Company and was appointed as Vice Chairman of the Company’s Board of Directors. Mr. Lum currently is the President, Digital Group of DSS, Inc. (“DSS”), a NYSE listed company and the President of DSS Asia, a subsidiary of DSS. Mr. Lum is responsible for P&L long term development of DSS’ digital product division and the Asia Pacific operations of DSS. Mr. Lum has served as a member of the Board of Value Exchange International Inc. since May of 2021. Mr. Lum was the founder, and since 2009 has served as Chief Executive Officer, of FUNboxx Ltd. Prior to that, Mr. Lum held senior management positions with Vitop Holding, a HK listed company, York International (Now Johnson Controls), Apple and Datacraft Asia. Mr. Lum graduated from the University of Essex (UK) in 1985, with a first class honor degree in Computer and Communication Engineering.

Director Qualifications of Mr. Lum Kan Fai:

The board of directors appointed Mr. Lum in recognition of his extensive knowledge in information technology business and his ability to assist in the Company’s continuous growth. He has over 30 years of technology business experience in multinational corporations.

Mr. Lui Wai Leung Alan has served as Chief Financial Officer since May of 2016. Mr. Lui has been Chief Financial Officer of Alset International Limited, the Company’s majority stockholder, since November 2016 and served as its Acting Chief Financial Officer from June 2016 until November 2016. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has served as Co-Chief Financial Officer of LiquidValue Development Inc. since December 2017. Mr. Lui has served a Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

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

All directors will be reimbursed by us for any accountable expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

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

Director Independence

In light of the relationships between certain members of our Board and our majority stockholder, none of the members of our management can be deemed to be independent. Our board of directors has voluntarily adopted the corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market’s requirements for independent directors pursuant to Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.

Potential Conflicts

None of the members of our management work for the Company on a full-time basis. Both our Executive Chairman and our Chief Financial Officer are employed by our largest stockholder, Alset International Limited, formerly known as Singapore Development Limited, and their services are being temporarily provided to us at no cost. Certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2022 and 2021

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman	2022	—	—	—	—	—
Lee Wang Kei, CEO	2022	—	—	—	24,000	24,000
Lum Kan Fai, Director, Vice Chairman	2022	—	—	—	—	—
Sanjib Kalita (resigned on September 30, 2022)	2022	—	—	—	—	—
Lui Wai Leung Alan, CFO	2022	—	—	—	—	—

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman	2021	—	—	—	—	—
Lee Wang Kei, CEO	2021	—	—	—	24,000	24,000
Lum Kan Fai, Director, Vice Chairman	2021	—	—	—	—	—
Sanjib Kalita	2021	—	—	—	—	—
Lui Wai Leung Alan, CFO	2021	—	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 29, 2023 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As March 29, 2023, we had 506,898,576 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Alset Inc. (2)	505,341,376	99.693%
Officers and Directors
Chan Heng Fai (3)	505,341,376	99.693%
Lee Wang Kei	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (4 persons)

(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2)	The address is: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland.
(3)	Mr. Chan, as the Chief Executive Officer of Alset International Limited is deemed to be the beneficial owner of those shares owned by Alset International Limited. Alset International Limited’s majority stockholder is a subsidiary of Alset Inc., a Nasdaq-listed company. Mr. Chan is the Chairman and Chief Executive Officer of Alset Inc. Directly and through an entity he owns, Mr. Chan is the largest stockholder of Alset Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

AIL is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of AIL. In addition, Mr. Chan is also the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., which is the majority stockholder of AIL. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Chief Financial Officer of AIL and the Co-Chief Financial Officer of Alset Inc. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

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

Mr. Chan Heng Fai is the Executive Chairman and a Member of the Board of Directors of the Company. He is also the Chief Executive Officer and Chairman of Alset International Limited, the majority stockholder of the Company. Mr. Chan is the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., Alset International Limited’s majority stockholder. Mr. Chan is also the Chief Executive Officer and Chairman of DSS International and a significant stockholder and Executive Chairman of the Board of DSS, Inc., which is the sole owner of DSS International. Lum Kan Fai, a member of the Board of Directors of the Company, is also an employee of DSS International.

Acquisition of Additional Value Exchange Securities

On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII for the following purchase prices: (i) $1,733,079.12 for 7,221,163 shares, representing a price of $.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734.12 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Agreement.

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

Convertible Credit Agreement

On January 27, 2023, the Company and American Wealth Mining Corp. (“AWMC,” and together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of VEII Common Stock in lieu of cash payment.

VEII must request Advances from the Lenders. Either Lender may elect to separately, fully fund the Advance, or both Lenders may jointly elect to fund the Advance based on Lenders’ agreement on the portion of the Advance to be funded by each Lender. Lenders may severally or jointly reject any request for an Advance and neither Lender has an obligation to fund any Advance under the Credit Agreement. Accordingly, the Company will determine how much to loan to VEII pursuant to the Credit Agreement.

The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price” (as defined below). The Conversion Price for a Conversion shall be the average closing price of the VEII Common Stock for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Lenders shall also have certain conversion rights upon a change of control of VEII, or a breach of the Credit Agreement by VEII.

In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant.

Loan from Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty.

Alset Inc. is our largest stockholder. Our Chairman, Chan Heng Fai, is the Chairman, Chief Executive Officer and majority stockholder of Alset Inc. Our Chief Financial Officer, Lui Wai Leung Alan, is also the Co-Chief Financial Officer of Alset Inc.

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

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Audit Fees	$61,650	$74,365
Audit-Related Fees	15,413	0
Tax Fees	0	0
All Other Fees	0	0
Total	$77,063	$74,365

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2022 and December 31, 2021 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31,2022 and December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Stockholder Equity (Deficit) for the Period from January 1, 2021 to December 31, 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

(a)(2)	List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).

3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014).

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

3.1.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).

3.1.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023).

3.2.1	Bylaws (incorporated herein by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

10.1	HotApp Blockchain Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018).

10.2	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International Inc. GigWorld Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.3	Stock Purchase Agreement, by and between Chan Heng Fai and the Company, dated as of October 17, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.4	Form of Securities Purchase Agreement, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.5	Form of Convertible Promissory Note, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.6	Convertible Credit Agreement, dated January 27, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPI METAVERSE INC.

Date: March 29, 2023	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2023	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	March 29, 2023
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	March 29, 2023
Lui Wai Leung, Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	March 29, 2023
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	March 29, 2023
Lum Kan Fai

