Form 10-Q
period 2023-03-31
Hapi Metaverse Inc.
filed 2023-05-12
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of May 12, 2023, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

Throughout this Report on Form 10-Q, the terms “Company,” “we,” “us” and “our” refer to Hapi Metaverse Inc. and “our board of directors” refers to the board of directors of Hapi Metaverse Inc.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$410,134	$514,260
Prepaid expenses and other current assets	104,721	118,933
Prepaid expenses and other current assets – related party	27,871	2,802
Investment in Securities – related party	1,308,735	2,341,948
TOTAL CURRENT ASSETS	1,851,461	2,977,943

Property and Equipment, net	4,958	10,305
Convertible promissory note receivable - related party	1,400,000	-
Goodwill	59,954	60,343
Operating lease right-of-use assets, net	264,817	129,478
TOTAL ASSETS	$3,581,190	$3,178,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$85,759	$24,601
Accounts payable and accrued expenses – related party	7,679	7,838
Accrued taxes	1,109	3,816
Amount due to related parties	4,955,031	4,886,507
Convertible promissory note payable - related party	1,400,000	-
Operating lease liabilities-Current	108,398	71,899
TOTAL CURRENT LIABILITIES	6,557,976	4,994,661

NON- CURRENT LIABILITIES:
Operating lease liabilities - Non-current	$159,233	$59,196
TOTAL NON-CURRENT LIABILITIES	159,233	59,196

TOTAL LIABILITIES	6,717,209	5,053,857

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 506,898,576 shares issued and outstanding, as of March 31, 2023 and December 31, 2022	50,690	50,690
Additional paid-in capital	4,679,498	4,679,498
Accumulated other comprehensive loss	(333,323)	(315,241)
Accumulated deficit	(7,530,845)	(6,288,884)
TOTAL HAPI METAVERSE INC STOCKHOLDERS’ DEFICIT	(3,133,980)	(1,873,937)
NON-CONTROLLING INTERESTS	(2,039)	(1,851)
TOTAL STOCKHOLDERS’ DEFICIT	(3,136,019)	(1,875,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,581,190	$3,178,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues:
Food & Beverage	$48,523	$-
Services Rendered – related party	14,040	-
Total of Revenue	62,563	-

Cost of revenues
Food & Beverage - Depreciation	$(4,813)	$-
Food & Beverage - Cost of revenues	(14,167)	-
Services Rendered – Cost of revenues	(4,568)	-
	(23,548)	-

Gross profit	$39,015	$-

Operating expenses:
Depreciation	$471	$165
General and administrative	253,853	103,505
Total operating expenses	254,324	103,670

Loss from operations	(215,309)	(103,670)

Other income (loss):
Interest income	$11,056	$1
Other Income	1	-
Interest expense	(11,047)	-
Foreign exchange gain (loss)	6,347	(9,941)
Unrealized (loss) on Securities Investment	(1,033,212)	(455,000)
Total other (loss)	(1,026,855)	(464,940)

(Loss) before taxes	(1,242,164)	(568,610)
Income tax provision	-	-
Net (loss)	$(1,242,164)	$(568,610)
Loss from discontinued operations, net of tax	-	(651)
Net (loss) attributable to Non-controlling interests	(203)	(11)
Net (loss) applicable to common shareholders	$(1,241,961)	$(569,250)

Comprehensive Income (Loss):
Net (loss)	$(1,242,164)	$(569,261)
Foreign currency translation gain	(18,067)	16,930
Total comprehensive (loss)	$(1,260,231)	$(552,331)
Comprehensive Income (Loss):

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	506,898,576	506,898,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity Deficit
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)
Net loss for the period	-	-	-	-	(1,241,961)	(1,241,961)	(203)	(1,242,164)
Foreign currency translation adjustment	-	-	-	(18,082)	-	(18,082)	15	(18,067)

Balance March 31, 2023	506,898,576	$50,690	$4,679,498	$(333,323)	$(7,530,845)	$(3,133,980)	$(2,039)	$(3,136,019)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity Deficit
Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Net loss for the period	-	-	-	-	(569,250)	(569,250)	(11)	(569,261)
Foreign currency translation adjustment	-	-	-	16,924	-	16,924	6	16,930

Balance March 31, 2022	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operation including non-controlling interests	$(1,242,164)		$(569,261)
Adjustments to reconcile net (loss) to cash used in operations:
Depreciation	5,284		165
Amortization of operating lease right-of-use assets	21,493		-
Interest expenses - Lease	2,014		-
Unrealized loss on securities investment	1,033,213		455,000

Change in operating assets and liabilities:
Prepaid expenses and other current assets	14,213		327
Prepaid expenses and other current assets – related party	(25,069)		-
Accounts payable, other payable and accrued expenses	58,451		13,595
Accounts payable, other payable and accrued expenses-related parties	(159)		-
Change in Operating Lease Liability	(22,310)		-
Net cash used in operating activities	$(155,034)		$(100,174)
Net cash used in Discontinued Operating Activities	-		(651)
Net cash used in operating activities	$(155,034)		$(100,825)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	122,719		55,946
Net cash provided by financing activities	$122,719		$55,946

NET (DECREASE) IN CASH	(32,315)		(44,879)
Effects of exchange rates on cash	(71,811)		9,675
CASH AND CASH EQUIVALENTS at beginning of period	514,260		245,780
CASH AND CASH EQUIVALENTS at end of period	$410,134		$210,576

Supplemental schedule of non-cash investing and financing activities
Convertible promissory note - related party, issued in exchange with convertible promissory note payable - related party	$1,400,000		$-
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$157,647	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $7,530,845 and has net working capital deficit of $4,706,619 at March 31, 2023. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on them for financing. The Company has increased its efforts to raise additional capital through equity or debt financings from other sources. However, the Company cannot be certain that such capital (from its shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to the Company. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 29, 2023. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2023 and December 31, 2022, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	March 31, 2023	December 31, 2022
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	100.0	100.0
HWH World Inc.	Delaware	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*	50.0*
Hapi Café Limited	Hong Kong	100.0**	100.0**
MOC HK Limited	Hong Kong	100.0***	100.0***
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0****	100.0****
Hapi Metaverse Inc.	Texas	100.0*****	100.0*****
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0******	-

*	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of HK$10,000 comprising 10,000 ordinary shares.

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

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 38.1% of the total issued and outstanding shares of Value Exchange International Inc.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

**	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of HK$2 comprising 2 ordinary shares. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

***	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of HK$10 comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. And during the acquisition, a goodwill $60,343 had been generated for the Company.

****	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner of HCCN. This business was acquired on October 10, 2022.

*****	Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

******	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCDG. This business was acquired on March 1, 2023.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2023, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $255,503, $10,724 and $6,079 in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”) and Chinese Yuan (“¥”), respectively. As of December 31, 2022, cash of the Group includes, on an as converted basis to US dollars, $359,266, and $10,719, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

Concentrations

Financial instruments that potentially expose the Group to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC), the Group is exposed to risk due to its concentration of cash in foreign countries. The Group places its cash with financial institutions with high-credit ratings and quality.

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

The Company began generating revenue from f&b business by providing quality catering service and a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. (“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s condensed consolidated balance sheets.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2023 or 2022, respectively.

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

For the three months ended March 31, 2023, the Company recorded other comprehensive loss from translation loss of $18,067 in the condensed consolidated financial statements. For the three months ended March 31, 2022, the Company recorded other comprehensive income from translation gain of $16,930 in the condensed consolidated financial statements.

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

As of March 31, 2023, there are no potentially dilutive securities that were excluded from the computation of diluted EPS.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2023 and December 31, 2022, the aggregate non-controlling interests in the Company were $(2,039) and $(1,851), respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued payroll	$2,491	$3,309
Accrued professional fees	61,726	18,905
Other account payable and accrued expenses	21,542	2,387
Receipt in advance from customer – related party	7,679	7,838
Total	$93,438	$32,439

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Cost
Leasehold improvement	$11,266	$11,266
Computer equipment	5,685	5,685
Total cost	$16,951	$16,951

Less: accumulated depreciation #
Leasehold improvement	$9,691	$4,840
Computer equipment	2,302	1,806
Total accumulated depreciation	$11,993	$6,646

NBV at the end of year
Leasehold improvement	$1,575	$6,426
Computer equipment	3,383	3,879
Total NBV	$4,958	$10,305

#	–Total of depreciation expenses charged for the three months ended March 31, 2023 and 2022 were $5,284 and $165,respectively.Property and equipment, net, is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Note 5. INVESTMENT IN RELATED PARTY

In April of 2021, the Company acquired 6,500,000 shares of Value Exchange International, Inc.’s common stock for an aggregate subscription price of $650,000. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of Value Exchange International, Inc. with an aggregate purchase price of $1,743,734.12. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2023
Asset
Investment Securities – Fair Value	$1,308,735	$-	$-	$1,308,735
Total Investment in securities at Fair Value	$1,308,735	$-	$-	$1,308,735

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Asset
Investment Securities – Fair Value	$2,341,948	$-	$-	$2,341,948
Total Investment in securities at Fair Value	$2,341,948	$-	$-	$2,341,948

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

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022. Value Exchange International, Inc. provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. The project has generated unpaid revenue under account receivable of $14,040, an interest receivable from VEII for $11,047, a receivable including customer’s deposit and prepayment of $2,784 and a payable of $7,679 from the affiliate. As of March 31, 2023, the Company has an amount due to Alset Inc. of $1,755,710, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $688,411, an amount due to director of $4,131 plus an amount due to an associated company of Alset International Limited of $102. As of December 31, 2022, the Company has an amount due to Alset Inc. of $1,743,734, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $631,838, an amount due to director of $4,158 plus an amount due to an associated company of Alset International Limited of $102. The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. As of March 31, 2023, $1,400,000.00 credit was advanced, and interest income of $11,047 is included in interest income for the three months ended March 31, 2023. Alset Inc acted as an intermediary to pay the money directly to VEII, A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty. As of March 31, 2023, $1,400,000.00 remains unpaid, and interest expense of $11,047 is included in interest expense for the three months ended March 31, 2023.

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

There were no assets or liabilities included in discontinued operations as of March 31, 2023 and December 2022.

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating expenses:
General and administrative	$-	$651
Total operating expenses	-	651

Income (Loss) from operations		(651)

Income (Loss) from discontinued operations	$-	$(651)

Note 8. GOODWILL

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

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the period resulted in no impairment losses.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 acquisition

MOC

Purchase Price
Cash	$70,523
Total purchase consideration	70,523

Purchase Price Allocation
Assets acquired
Current assets	32,700
Property and Equipment, net	11,266
Operating lease right-of-use assets, net	114,232
Total assets acquired	158,198

Liabilities assumed:
Current liabilities	(33,437)
Operating lease liability	(114,232)
Accrued taxes	(349)
Total liabilities assumed	(148,018)

Net assets acquired	10,180
Goodwill	60,343
Total purchase consideration	$70,523

The following table summarizes changes in the carrying amount of goodwill at March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022

Balance as beginning of the period/year	$60,343	$-
Acquisitions	-	60,343
Foreign currency exchange adjustment	(389)
Balance as of end of the period/year	$59,954	$60,343

Note 9. LEASES

The Company has operating leases for its f&b stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 1.72 years, with a weighted-average discount rate of the 2.9%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $2,014 and $0 which was included in general and administrative expenses in the statements of operations for the three months ended March 31, 2023 and 2022, respectively. Total cash paid for operating leases amounted to $18,918 and $0 for the three months ended March 31, 2023 and 2022, respectively. Supplemental balance sheet information related to operating leases was as follows (in $):

	March 31, 2023	December 31, 2022

Right-of-use assets	$264,817	$129,478

Lease liabilities - current	108,398	71,899
Lease liabilities - non-current	159,233	59,196
Total lease liabilities	$267,631	$131,095

As of March 31, 2023, the aggregate future minimum rental payments under non-cancelable agreement are as follows (in $):

Maturity of Lease Liabilities	Total

12 months ended March 31, 2024	$117,118
12 months ended March 31, 2025	165,983
Total undiscounted lease payments	283,101
Less: Imputed interest	(15,470)
Present value of lease liabilities	$267,631
Operating lease liabilities - Current	108,398
Operating lease liabilities - Non-current	$159,233

Note 10. SUBSEQUENT EVENTS

On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to certain individuals for services rendered to the Company. The share-based compensation related to this share issuance is approximately $712.

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

The Group has relied significantly on AIL, our former majority stockholder, as its principal sources of funding during the period. AIL, and later, our current majority stockholder, Alset Inc., advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

In September of 2022, the Company’s subsidiary HotApp BlockChain Pte. Ltd. acquired Hapi Cafe Ltd. (“HCHK”) in Hong Kong and plans to be principally engaged in the food and beverage business in Hong Kong and Mainland China. Afterward HCHK acquired MOC HK Ltd. (“MOC”) in Hong Kong and incorporated Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) in Mainland China respectively in October 2022, MOC focused on operating café business and HCCN targeting develop f&b business in Mainland China.

In March of 2022, the Company’s indirect subsidiary HCCN acquired Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in People’s Republic of China, running its first café in Mainland China.

In March of 2023, the Company’s name was changed to “Hapi Metaverse Inc.”

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2023 and 2022

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $14,040 and $0, respectively, for the three months ended March 31, 2023 and 2022.The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from f&b business, MOC and HCDG, HCDG acquired on March 1, 2023 was $48,523. Total revenues were $62,563 and $0, respectively, for the three months ended March 31, 2023 and 2022.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. The cost from f&b revenue were $18,980 and $0 respectively, for the three months ended March 31, 2023 and 2022, of which $4,813 and $0 were depreciation for leasehold improvement respectively. Total cost of revenue for the three months ended March 31, 2023 and 2022 were $23,548 and $0.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended March 31, 2023 and 2022 were $254,324 and $103,670, of which $471 and $165 were depreciation expenses and $21,493 and $0 were rent expense, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market.

Other (Expense) / Income

For the three months ended March 31, 2023 and 2022, we have incurred $6,347 and $(9,941) in foreign exchange gain / (loss), $11,056 and $1 in interest income, $11,047 and $0 in interest expenses and $ (1,033,212) and $(455,000) in unrealized (loss) on securities investment respectively.

Liquidity and Capital Resources

At March 31, 2023, we had cash of $410,134 and working capital deficit of $(4,706,619).

We had a total stockholders’ deficit of $3,136,019 and an accumulated deficit of $7,530,845 as of March 31, 2023 compared with a total stockholders’ deficit of $1,875,788 and an accumulated deficit of $6,288,884 as of December 31, 2022. This difference is primarily due to the unrealized loss on securities investment during the period.

For the three months ended March 31, 2023, we recorded a net loss of $1,242,164.

We had net cash used in operating activities of $155,034 for the three months ended March 31, 2023. We had a positive change of $10,879 in deposit, prepaid expenses and other receivable, and a positive change of $58,292 due to accounts payable and accrued expenses.

For the three months ended March 31, 2022, we recorded a net loss of $569,261.

We had net cash used in operating activities of $100,825 for the three months ended March 31, 2022. We had a positive change of $327 in deposit, prepaid expenses and other receivable, and a positive change of $12,944 due to accounts payable and accrued expenses.

For the three months ended March 31, 2023 and 2022, we had no investing activities for the period respectively.

For the three months ended March 31, 2023, we had net cash provided by financial activities of $122,719, of which $122,719 was due to advances from related parties. For the three months ended March 31, 2022, we had net cash provided by financial activities of $55,946, of which $55,946 was due to advances from related parties.

As of March 31, 2023, we have the fixed operating office lease agreements in Hong Kong and the People’s Republic of China.

We will need to raise additional capital through equity or debt financing. However, we cannot be certain that such capital (from our largest shareholder or third party) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing shareholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business and pursue our business plan.

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $7,530,845 from inception though March 31, 2023 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2023 or 2022, respectively.

Investment in Securities - related party

The Company entered into Securities Purchase Agreements with pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation (“VEII”) on April 8, 2021 and October 17, 2022 respectively, which are recorded in fair value of $1,308,735 and $2,341,948 at March 31, 2023 and December 31, 2022, respectively. $1,033,212 and $455,000 in unrealized loss were recognized at the three months ended March 31, 2023 and 2022, respectively.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of VEII Common Stock in lieu of cash payment.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). The Company currently owns a total of 13,776,163 shares (representing 38.1%) of VEII.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2023 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2023, we had a material weakness in our internal control over financial reporting because our small accounting team, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

Convertible Loan from Alset Inc.

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

The Note grants Alset conversion rights. Alset may convert the unpaid principal and interest balance of the Note in whole or in part into shares of the Company’s Common Stock at a conversion rate equal to $0.50 per share, at any time prior to the maturity date under the Note. The Company borrowed the Loan Amount to fund loans to Value Exchange International, Inc., pursuant to the Credit Agreement described above.

Share Issuances

On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to certain individuals for services rendered to the Company. In connection with the issuance of these securities, the Company relied upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number Description

3.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023).
10.1	Form of Securities Purchase Agreement, dated February 23, 2023 (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).
10.2	Form of Convertible Promissory Note, dated February 23, 2023 (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).
10.3	Convertible Credit Agreement, dated January 27, 2023 (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extenstion Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAPI METAVERSE INC.

Date: May 12, 2023	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

