Form 10-Q
period 2023-06-30
Hapi Metaverse Inc.
filed 2023-08-11
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of August 11, 2023, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash	$485,776	$514,260
Prepaid expenses and other current assets	116,420	118,933
Prepaid expenses and other current assets – related party	55,799	2,802
Investment in Securities – related party	1,377,616	2,341,948
TOTAL CURRENT ASSETS	2,035,611	2,977,943

Property and Equipment, net	5,847	10,305
Convertible promissory note receivable - related party	1,400,000	-
Goodwill	274,234	60,343
Operating lease right-of-use assets, net	240,606	129,478
TOTAL ASSETS	$3,956,298	$3,178,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,770	$24,601
Accounts payable and accrued expenses – related party	7,692	7,838
Accrued taxes	1,674	3,816
Amount due to related parties	5,445,154	4,886,507
Convertible promissory note payable - related party	1,400,000	-
Operating lease liabilities-Current	119,966	71,899
TOTAL CURRENT LIABILITIES	7,011,256	4,994,661

NON- CURRENT LIABILITIES:
Operating lease liabilities - Non-current	$125,468	$59,196
TOTAL NON-CURRENT LIABILITIES	125,468	59,196

TOTAL LIABILITIES	7,136,724	5,053,857

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 and 506,898,576 shares issued and outstanding, as of June 30, 2023 and December, 31 2022, respectively	50,761	50,690
Additional paid-in capital	4,680,139	4,679,498
Accumulated other comprehensive loss	(271,327)	(315,241)
Accumulated deficit	(7,637,279)	(6,288,884)
TOTAL HAPI METAVERSE INC STOCKHOLDERS’ DEFICIT	(3,177,706)	(1,873,937)
NON-CONTROLLING INTERESTS	(2,720)	(1,851)
TOTAL STOCKHOLDERS’ DEFICIT	(3,180,426)	(1,875,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,956,298	$3,178,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues:
Food & Beverage	$52,904	$-	$101,427	$-
Services Rendered – related party	14,034	7,701	28,074	7,701
Total of Revenue	66,938	7,701	129,501	7,701

Cost of revenues
Food & Beverage - Depreciation	$(1,578)	$-	$(6,391)	$-
Food & Beverage - Cost of revenues	(14,706)	-	(28,873)	-
Services Rendered – Cost of revenues	(4,570)	(2,792)	(9,138)	(2,792)
	(20,854)	(2,792)	(44,402)	(2,792)

Gross profit	$46,084	$4,909	$85,099	$4,909

Operating expenses:
Depreciation	$618	$415	$1,089	$580
General and administrative	172,444	55,237	426,297	158,748
Total operating expenses	173,062	55,652	427,386	159,328

(Loss) from operations	(126,978)	(50,743)	(342,287)	(154,419)

Other income (loss):
Interest income	27,944	1	39,000	2
Other income	10	1,022	11	1,022
Interest expense	(27,923)	-	(38,970)	-
Foreign exchange (loss)	(49,046)	(24,769)	(42,699)	(34,710)
Unrealized (loss) gain on Securities Investment	68,881	(279,500)	(964,331)	(734,500)
Gain on disposal of a subsidiary	-	3,218	-	3,218
Total other (loss) income	19,866	(300,028)	(1,006,989)	(764,968)

(Loss) Income before taxes	(107,112)	(350,771)	(1,349,276)	(919,387)
Current income tax expense	-	-	-	-
Net (loss) income from Continuing Operations	$(107,112)	$(350,771)	$(1,349,276)	$(919,387)
Net income (loss) from Discontinuing Operations, Net of Tax	-	(3)	-	(648)
Net (loss) attributable to Non-controlling interests	(678)	(16)	(881)	(27)
Net (loss) income applicable to common shareholders	$(106,434)	$(350,758)	$(1,348,395)	$(920,008)

Comprehensive Income (Loss):
Net (loss) income	$(107,112)	$(350,774)	$(1,349,276)	$(920,035)
Foreign currency translation gain (loss)	62,008	89,537	43,926	106,467
Total comprehensive (loss) income	$(45,104)	$(261,237)	$(1,305,350)	$(813,568)

Net (loss) income per share - basic and diluted
Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic Net (loss) income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	507,430,433	506,898,576	507,165,974	506,898,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)
Net loss for the period	-	-	-	-	(1,241,961)	(1,241,961)	(203)	(1,242,164)
Foreign currency translation adjustment	-	-	-	(18,082)	-	(18,082)	15	(18,067)

Balance March 31, 2023	506,898,576	$50,690	$4,679,498	$(333,323)	$(7,530,845)	$(3,133,980)	$(2,039)	$(3,136,019)
Issuance of common stock	711,750	71	641			712	-	712
Net (loss) for the period	-	-	-	-	(106,434)	(106,434)	(678)	(107,112)
Foreign currency translation adjustment	-	-	-	61,996	-	61,996	(3)	61,993

Balance June 30, 2023	507,610,326	$50,761	$4,680,139	$(271,327)	$(7,637,279)	$(3,177,706)	$(2,720)	$(3,180,426)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Net loss for the period	-	-	-	-	(569,250)	(569,250)	(11)	(569,261)
Foreign currency translation adjustment	-	-	-	16,924	-	16,924	6	16,930

Balance March 31, 2022	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)
Net loss for the period	-	-	-	-	(350,758)	(350,758)	(16)	(350,774)
Foreign currency translation adjustment	-	-	-	89,532	-	89,532	5	89,537

Balance June 30, 2022	506,898,576	$50,690	$4,604,191	$(192,942)	$(5,480,457)	$(1,018,518)	$(1,634)	$(1,020,152)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operation including non-controlling interests	$(1,349,276)		$(919,387)
Adjustments to reconcile net (loss) to cash used in operations:
Depreciation	7,480		580
Non-cash lease expenses	59,520		-
Provision for impairment of account receivable	3,272		-
Common stock issued for services	712		-
(Gain) on disposal of subsidiary	-		(3,218)
Unrealized loss on securities investment	964,332		734,500

Change in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	6,800		6,800
Prepaid expenses and other current assets – related party	(57,285)		(30,720)
Accounts payable, other payable and accrued expenses	10,040		5,516
Accounts payable, other payable and accrued expenses-related parties	(159)		-
Change in Operating Lease Liability	(56,309)		-
Net cash used in operating activities	$(410,873)		$(205,929)
Net cash used in Discontinued Operating Activities	-		(24)
Net cash used in operating activities	$(410,873)		$(205,953)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,587)		(3,704)
Acquisition of Hapi Travel	(214,993)		-
Net cash inflow on disposal of subsidiary	-		1
Net cash used in investing activities	$(216,580)		$(3,703)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	625,973		142,284
Net cash provided by financing activities	$625,973		$142,284

NET INCREASE/(DECREASE) IN CASH	(1,480)		(67,372)
Effects of exchange rates on cash	(27,004)		36,568
CASH at beginning of period	514,260		245,780
CASH at end of period	$485,776		$214,976

Supplemental schedule of non-cash investing and financing activities
Convertible promissory note - related party, issued in exchange with convertible promissory note payable - related party	$1,400,000		$-
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$157,647	$

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $7,637,279 and has net working capital deficit of $4,975,645 at June 30, 2023. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on them for financing. The Company has increased its efforts to raise additional capital through equity or debt financing from other sources. However, the Company cannot be certain that such capital (from its shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to the Company. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 29, 2023. Results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating 2022 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2023 and December 31, 2022, as follows:

Name of subsidiary consolidated	State or other jurisdiction of	Attributable interest as of,
under Hapi Metaverse Inc.	incorporation or organization	June 30, 2023	December 31, 2022
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	100.0	100.0
HWH World Inc.	Delaware	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*[1]	50.0*1
Hapi Café Limited	Hong Kong	100.0*[2]	100.0*2
MOC HK Limited	Hong Kong	100.0*[3]	100.0*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0*[4]	100.0*4
Hapi Metaverse Inc.	Texas	100.0*[5]	100.0*5
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0*[6]	-
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0*[7]	-
Hapi Travel Ltd.	Hong Kong	100.0*[8]	-

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 (HK$10,000) comprising 10,000 ordinary shares.

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

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 (HK$2) comprising 2 ordinary shares. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 (HK$10) comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. The acquisition generated a goodwill of $60,343 for the Company.

*[4]	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner of HCCN. This business was acquired on October 10, 2022.

*[5]	Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

*[6]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCDG. This business was acquired on March 1, 2023.

*[7]	Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCGZ. This business was acquired on May 19, 2023.

*[8]	Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL plans to be principally engaged in the travel business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of HTL. This business was acquired on June 14, 2023. The acquisition generated a goodwill of $214,174 for the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2023, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $329,230, $10,430 and $3,557 in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”) and Chinese Yuan (“¥”), respectively. As of December 31,2022, cash of the Group includes, on an as converted basis to US dollars, $359,266, and $10,719, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2023 or 2022, respectively.

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

For the three and six months ended June 30, 2023, the Company recorded other comprehensive loss from translation gain of $62,008 and $43,926 in the condensed consolidated financial statements. For the six months ended June 30, 2022, the Company recorded other comprehensive income from translation gain of $89,537 and $106,467 in the condensed consolidated financial statements.

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

The basic and diluted losses per ordinary share were the same as the outstanding convertibles as of June 30, 2023 were anti-dilutive.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2023 and December 31, 2022, the aggregate non-controlling interests in the Company were $(2,720) and $(1,851), respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued payroll	$5,030	$3,309
Accrued professional fees	8,860	18,905
Other account payable and accrued expenses	22,880	2,387
Receipt in advance from customer – related party	7,692	7,838
Total	$44,462	$32,439

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Cost
Leasehold improvement	$11,266	$11,266
Computer equipment	8,731	5,685
Total cost	$19,997	$16,951

Less: accumulated depreciation #
Leasehold improvement	$11,266	$4,840
Computer equipment	2,884	1,806
Total accumulated depreciation	$14,150	$6,646

NBV at the end of year
Leasehold improvement	$-	$6,426
Computer equipment	5,847	3,879
Total NBV	$5,847	$10,305

#	–Total of depreciation expenses charged for the six months ended June 30, 2023 and 2022 were $7,480 and $580, respectively.

Note 5. INVESTMENT IN RELATED PARTY

In April of 2021, the Company acquired 6,500,000 shares of Value Exchange International, Inc.’s common stock for an aggregate subscription price of $650,000. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of Value Exchange International, Inc. with an aggregate purchase price of $1,743,734.12. Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2023
Asset
Investment Securities – Fair Value	$1,377,616	$-	$-	$1,377,616
Total Investment in securities at Fair Value	$1,377,616	$-	$-	$1,377,616

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Asset
Investment Securities – Fair Value	$2,341,948	$-	$-	$2,341,948
Total Investment in securities at Fair Value	$2,341,948	$-	$-	$2,341,948

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of June 30, 2023 and December 31, 2022, the Company had issued and outstanding, 507,610,326 and 506,898,576 of common stock, 0 and 0 shares of preferred stock respectively.

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

On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to 4,736 individuals for services rendered to the Company. The share-based compensation related to this share issuance is approximately $712.

Preferred Shares:

No Preferred Stock were issued as of June 30, 2023 and December 31, 2022.

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

The Company sold one of its subsidiaries, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of former majority stockholder Alset International Limited) for consideration of $1.48 (S$2.00) on April 18, 2022. The Company has acquired a company, Hapi Café Limited, from Chan Heng Fai (the majority stockholder of Alset Inc.) for consideration of $1.48 (S$2.00) on September 5, 2022. Hapi Cafe is a coffee shop chain initiative in China, Hong Kong and Taiwan consisting of a four-in-one concept, comprising a coffee shop, co-working place, travel, and metaverse show case. Hapi Metaverse technology will be utilized by the Hapi Cafe membership program.

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022. Value Exchange International, Inc. provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. The project has generated unpaid revenue under account receivable of $14,040, an interest receivable from VEII for $38,970, a receivable including customer’s deposit and prepayment of $2,789 and a payable of $7,692 from the affiliate. As of June 30, 2023, the Company has an amount due to Alset Inc. of $1,758,896, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $1,175,348, an amount due to director of $4,138 plus an amount due to 2 associated companies of Alset International Limited of $96. As of December 31, 2022, the Company has an amount due to Alset Inc. of $1,743,734, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $631,838, an amount due to director of $4,158 plus an amount due to an associated company of Alset International Limited of $102. The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. As of June 30, 2023, $1,400,000.00 credit was advanced, and interest income of $38,970 is included in interest income for the six months ended June 30, 2023. Alset Inc acted as an intermediary to pay the money directly to VEII, A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty. As of June 30, 2023, $1,400,000.00 remains unpaid, and interest expense of $38,970 is included in interest expense for the six months ended June 30, 2023. The Loan Amount borrowed from Alset was used by the Company to fulfill the Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai (the Chairman of the Company and the Chairman, Chief Executive Officer and majority stockholder of Alset Inc.), for a consideration of $214,993.47 (HK$1,684,656.78). On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from Chan Hei Wai, an individual unaffiliated with the Company.

Note 8. DISCONTINUED OPERATIONS

Director’s resolutions of HotApp Blockchain Pte Limited passed on April 18, 2022 for the disposal of its investments of 100,000 shares in HWH World Pte. Limited, representing 100% of the share capital of HWH World Pte. Limited, for a consideration amount of $1.48 (S$2.00). The shares were disposed to Health Wealth Happiness Pte. Ltd, a subsidiary of Alset International Limited.

There were no assets or liabilities included in discontinued operations as of June 30, 2023 and December 31, 2022.

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022		Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Operating expenses:
General and administrative	$-	$(3	)*	$-	$648
Total operating expenses	-	(3)		-	648

Income (Loss) from operations	-	3		-	(648)

Income (Loss) from discontinued operations	$-	$3		$-	$(648)

*	There was no expenses incurred during the three months ended June 30, 2022. The negative amount was arisen due to the different exchange rate used in converting from its functional currency to U.S. dollar.

Note 9. GOODWILL

The Company continually evaluates potential acquisitions that align with the Company’s plans, namely, starting the F&B business in Asia and online travel business. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth. On October 4, 2022, the Company completed its first F&B business acquisition of MOC HK Limited, a F&B business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of MOC, goodwill of $60,060 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On June 14, 2023, the Company completed its online travel business acquisition of Hapi Travel Limited, an online travel business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of HTL, goodwill of $214,174 generated in a business combination represents the purchase price of $214,993 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

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

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 and 2023 acquisition:

	MOC	HTL
Acquisition Date	October 4, 2022	June 14, 2023

Purchase Price
Cash	$70,523	$214,993
Total purchase consideration	70,523	214,993

Purchase Price Allocation
Assets acquired
Current assets	32,700	15,098
Property and Equipment, net	11,266	1,485
Operating lease right-of-use assets, net	114,232	16,516
Total assets acquired	158,198	33,099

Liabilities assumed:
Current liabilities	(33,437)	(20,885)
Operating lease liability	(114,232)	(11,395)
Accrued taxes	(349)	-
Total liabilities assumed	(148,018)	(32,280)

Net assets acquired	10,180	819
Goodwill	60,343	214,174
Total purchase consideration	$70,523	$214,993

The following table summarizes changes in the carrying amount of goodwill at June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022

Balance at beginning of the period/year	$60,343	$-
Acquisitions	214,174	60,343
Foreign currency exchange adjustment	(283)
Balance as of end of the period/year	$274,234	$60,343

Note 10. LEASES

The Company has operating leases for its F&B stores & warehouse, and online travel back office in Hong Kong and China. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 2.58 years, with a weighted-average discount rate of the 4.38%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $54,875 and $0 which was included in general and administrative expenses in the statements of operations for the six months ended June 30, 2023 and 2022, respectively. Total cash paid for operating leases amounted to $56,362 and $0 for the six months ended June 30, 2023 and 2022, respectively. Supplemental balance sheet information related to operating leases was as follows (in $):

	June 30, 2023	December 31, 2022

Right-of-use assets	$240,606	$129,478

Lease liabilities - current	119,966	71,899
Lease liabilities - non-current	125,468	59,196
Total lease liabilities	$245,434	$131,095

As of June 30, 2023, the aggregate future minimum rental payments under non-cancelable agreement are as follows (in $):

Maturity of Lease Liabilities	Total

12 months ended June 30, 2024	$127,198
12 months ended June 30, 2025	130,582
Total undiscounted lease payments	257,780
Less: Imputed interest	(12,346)
Present value of lease liabilities	$245,434
Operating lease liabilities - Current	119,966
Operating lease liabilities - Non-current	$125,468

Note 11. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

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

Background and business

Hapi Metaverse Inc., formerly known as GigWorld Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”) from Alset International Limited (“AIL”). AIL is our former largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

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

We are focused on serving business-to-business (B2B) needs in e-commerce, collaboration and supply chains. We will help enterprises and community users to transform their business model with digital economy in a more effective manner. With our platform, business operators, such as retail chains and brands with affiliate marketing initiatives or business with membership services will be able to build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, which is facilitated by the transactions of every stakeholder via e-commerce.

Our technology platform consists of content management, social media sharing, e-commerce and payment systems, business to business team collaboration, augmented reality, artificial intelligence, customer service and membership management. We are focused on business-to-business solutions such as enterprise collaboration and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China, as well as membership service for retail including supermarkets, coffee chains and self-service kiosks. We have also enhanced our technological capability from mobile application development to include blockchain architectural design and artificially intelligent chatting and help desk services, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for integration with backend system such as network marketing backend and ERP in the retail industry. Additionally, we are continuing our development activities in customer experience enhancement such as Augmented Reality (AR) and Artificial Intelligence (AI).

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

In September of 2022, the Company’s subsidiary HotApp BlockChain Pte. Ltd. acquired Hapi Cafe Ltd. (“HCHK”) in Hong Kong and plans to be principally engaged in the food and beverage business in Hong Kong and Mainland China. Afterward HCHK acquired MOC HK Ltd. (“MOC”) in Hong Kong and incorporated Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) in Mainland China in October 2022, MOC focused on operating café business and HCCN targeted developing F&B business in Mainland China.

In March of 2023, the Company’s indirect subsidiary HCCN acquired Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in the People’s Republic of China to running the first café in Mainland China. The goal is to build a coffee culture community that offer membership services to include eCommerce, travel and education programs in the greater China region.

In March of 2023, the Company’s name was changed to “Hapi Metaverse Inc.”

In May of 2023, the Company’s indirect subsidiary HCCN acquired Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) in People’s Republic of China to running the café business in Guangzhou, China.

In June of 2023, the Company’s subsidiary HotApp BlockChain Pte. Ltd. acquired Hapi Travel Ltd. (“HTL”) in Hong Kong. HTL plans to be principally engaged in the online travel business in Hong Kong and worldwide.

Trends in the Market and Our Opportunity

Digital Transformation in the Retail Industry, sometimes called “New Retail,” is about retailers completely integrating and embedding end-to-end capabilities (digital and non-digital) to bring about innovation in the customer experience. As such, the consumer can actively participate in and influence the retail model. The Digital Transformation Market in Retail is expected to grow from USD $711.61 billion in 2023 to USD $1,719.67 billion by 2028, at a CAGR of 19.30% during the forecast period (2023-2028), according to Mordor Intelligence. The advent of digital technologies for collecting, storing, analyzing, and distributing information has created new dynamics in the digital transformation of the retail market and the full interaction with customer experience both online and offline.

●	Rapidly increasing internet penetration is a key factor contributing to the market’s growth over the forecast period. An increase in smart gadgets and incremental technological advancements will pave the way for growth in this market by making this technology more accessible to small/medium-scale retail organizations. For instance, according to ITU 2022 report, internet users globally increased from 3.217 billion in 2016 to 4.901 billion in 2021.

●	Customers’ rising demands are pushing merchants to form strategic alliances with technology suppliers in order to capitalize on new prospects. These collaborations enable merchants to improve their technological competence and offer value to their operations. Retailers are progressively cooperating with tech suppliers to develop the most appropriate and long-term business solutions, which have contributed to market growth.

●	The outbreak of COVID-19 had a favorable influence on industry development throughout and after the outbreak. The demand to improve operational productivity is significantly fueling the development of the digital transformation industry. Furthermore, the pandemic has boosted the growth of the retail e-commerce industry as consumers tend to purchase more retail products from e-commerce websites to prevent them from getting infected.

●	Numerous shops focus on incorporating modern technology, including big data, Augmented Reality and AI, to help their company develop. Furthermore, a significant challenge they encounter is a need for more in-house competencies and knowledge. Employing IT expertise is challenging since leading technology businesses are competing for the finest people. These factors are expected to create obstacles to market growth over the coming years.

Based upon the above trends, we believe significant opportunities exist for:

●	From purchase to entertainment: Retailers should ensure customers are no longer simply buying products, instead they embed purchases into an entire entertainment process, whether is from online or offline. Technology like Augmented Reality, gamification, interactive kiosks, and integration into customer loyalty programs will embrace a richer entertainment experience for shoppers both in retail and online space.

●	From marketing or brand impression to an interactive continuous dialogue: Retailers should engage continuous dialogue with the customer rather than passively communicating with them through advertising. Technologies like AI Chatbot and data analytics offers huge competitive advantages to retailers and brands to strengthen their New Retail position.

●	Transformation in workforce management: with the much higher expectation from consumer and the variety of various promotional programs and product offering both in Online and Offline, retail staff communication, collaboration and training become critical success factors for customer satisfaction. Technologies like collaborative management tool, Chatbot, and workforce task management help to boost the productivity of retail staff.

●	Cross industry membership services: while loyalty programs are popular in the retail industry, there are growing demand on the use of loyalty redemption program that could benefit consumer not just for their retail experience but broaden it to other activities, such as travel, lifestyle programs, etc. The ability to interchange loyalty reward across different industry and brands further increase customer satisfaction and loyalty.

Our Plan of Operations and Growth Strategy

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●	based on our previous development accomplishment and Value Exchange International Retail IT services experience, but a sustainability services and solutions satisfying the need of retail digital transformation for global retailers;

●	partner with major IT vendors and IT service business provider by offering the Digital Transformation Expertise to them; and

●	Through Hapi Café Membership program (our own invested coffee chain business in the greater China region) develop more customer oriented technology surrounding metaverse, augmented reality and artificial intelligence, use them as the first-hand experience as our proof of concept to other clients.

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2023 and 2022

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $14,034 and $7,701, respectively, for the three months ended June 30, 2023 and 2022.The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from F&B business, MOC and HCDG, HCDG acquired on March 1, 2023 was $52,904. Total revenues were $66,938 and $7,701, respectively, for the three months ended June 30, 2023 and 2022.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. The cost from F&B revenue were $14,706 and $0 respectively, for the six months ended June 30, 2023 and 2022, of which $1,578 and $0 were depreciation for leasehold improvement respectively. Total cost of revenue for the three months ended June 30, 2023 and 2022 were $20,854 and $2,792.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended June 30, 2023 and 2022 were $172,474 and $55,652, of which $618 and $415 were depreciation expenses and $1,769 and $0 were rent expense, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new projects and new markets.

Other (Expense) / Income

For the three months ended June 30, 2023 and 2022, we have incurred $(49,046) and $(24,769) in foreign exchange (loss), $27,944 and $1 in interest income, $(27,923) and $0 in interest expenses, $0 and $3,218 in gain on disposal of investment and $ 68,881 and $(279,500) in unrealized (loss) on securities investment respectively.

For the unaudited six months period ending June 30, 2023 and 2022

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $28,074 and $7,701, respectively, for the six months ended June 30, 2023 and 2022.The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from F&B business, MOC and HCDG, HCDG acquired on March 1, 2023 was $101,427. Total revenues were $129,501 and $7,701, respectively, for the six months ended June 30, 2023 and 2022.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. The cost from F&B revenue were $28,873 and $0 respectively, for the six months ended June 30, 2023 and 2022, of which $6,391 and $0 were depreciation for leasehold improvement respectively. Total cost of revenue for the six months ended June 30, 2023 and 2022 were $44,402 and $2,792.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the six months ended June 30, 2023 and 2022 were $427,386 and $159,976, of which $1,089 and $580 were depreciation expenses and $3,564 and $0 were rent expense, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new projects and new markets.

Other (Expense) / Income

For the six months ended June 30, 2023 and 2022, we have incurred $(42,699) and $(34,710) in foreign exchange (loss), $39,000 and $2 in interest income, $(38,970) and $0 in interest expenses and $ (964,331) and $(734,500) in unrealized (loss) on securities investment respectively.

Liquidity and Capital Resources

At June 30, 2023, we had cash of $485,776 and working capital deficit of $(4,975,645).

We had a total stockholders’ deficit of $3,177,706 and an accumulated deficit of $7,637,279 as of June 30, 2023 compared with a total stockholders’ deficit of $1,875,788 and an accumulated deficit of $6,288,884 as of December 31, 2022. This difference is primarily due to the unrealized loss on securities investment during the period.

For the six months ended June 30, 2023, we recorded a net loss of $1,349,276.

We had net cash used in operating activities of $410,873 for the six months ended June 30, 2023. We had a negative change of $58,174 in accounts receivable, a positive change of $7,689 in deposit, prepaid expenses and other receivable and a positive change of $9,881 due to accounts payable and accrued expenses.

For the six months ended June 30, 2022, we recorded a net loss of $920,035.

We had net cash used in operating activities of $205,929 for the six months ended June 30, 2022. We had a negative change of $30,720 in accounts receivable, a negative change of $7,940 in deposit, prepaid expenses and other receivable, and a positive change of $20,880 due to accounts payable and accrued expenses.

For the six months ended June 30, 2023, we had net cash used in investing activities of $216,580, of which $1,587 was due to the acquired new property and equipment, and $214,993 was due to the acquisition of HTL. For the six months ended June 30, 2022, we had net cash used in investing activities of $3,703, of which $3,704 was due to the acquired new property and equipment.

For the six months ended June 30, 2023, we had net cash provided by financial activities of $625,973, of which $625,973 was due to advances from related parties. For the six months ended June 30, 2022, we had net cash provided by financial activities of $142,284, of which $142,284 was due to advances from related parties.

As of June 30, 2023, we have the fixed operating office lease agreements in Hong Kong and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $7,637,279 from inception though June 30, 2023 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2023 or 2022, respectively.

Investment in Securities - related party

The Company entered into Securities Purchase Agreements with pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation (“VEII”) on April 8, 2021 and October 17, 2022 respectively, which are recorded in fair value of $1,377,616 and $2,341,948 at June 30, 2023 and December 31, 2022, respectively. $964,331 and $734,500 in unrealized loss were recognized at the six months ended June 30, 2023 and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2023 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2023, we had a material weakness in our internal control over financial reporting because our small accounting team, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Issuances

On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to 4,736 individuals for services rendered to the Company. In connection with the issuance of these securities, the Company relied upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

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

HAPI METAVERSE INC.

Date: August 11, 2023	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

