Form 10-Q
period 2023-09-30
Hapi Metaverse Inc.
filed 2023-11-07
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date. As of November 7, 2023, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	(UNAUDITED)
	September 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash	$684,053	$514,260
Prepaid expenses and other current assets	123,878	118,933
Prepaid expenses and other current assets – related party	61,052	2,802
Investment in Securities – related party	10,174,808	2,341,948
TOTAL CURRENT ASSETS	11,043,791	2,977,943

Property and Equipment, net	7,427	10,305
Convertible promissory note receivable - related party	100,000	-
Goodwill	274,445	60,343
Operating lease right-of-use assets, net	304,546	129,478
TOTAL ASSETS	$11,730,209	$3,178,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,296	$24,601
Accounts payable and accrued expenses – related party	7,698	7,838
Accrued taxes	1,226	3,816
Amount due to related parties	5,871,756	4,886,507
Convertible promissory note payable - related party	1,400,000	-
Operating lease liabilities-Current	162,896	71,899
TOTAL CURRENT LIABILITIES	7,485,872	4,994,661

NON- CURRENT LIABILITIES:
Operating lease liabilities - Non-current	$147,659	$59,196
TOTAL NON-CURRENT LIABILITIES	147,659	59,196

TOTAL LIABILITIES	7,633,531	5,053,857

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 and 506,898,576 shares issued and outstanding, as of September 30, 2023 and December, 31 2022, respectively	50,761	50,690
Additional paid-in capital	11,168,596	4,679,498
Accumulated other comprehensive loss	(248,870)	(315,241)
Accumulated deficit	(6,870,674)	(6,288,884)
TOTAL HAPI METAVERSE INC STOCKHOLDERS’ EQUITY (DEFICIT)	4,099,813	(1,873,937)
NON-CONTROLLING INTERESTS	(3,135)	(1,851)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,096,678	(1,875,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,730,209	$3,178,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended 30-Sep-23	Three Months Ended 30-Sep-22	Nine Months Ended 30-Sep-23	Nine Months Ended 30-Sep-22

Revenues:
Food & Beverage	$51,433	$-	$152,860	$-
Services Rendered – related party	20	6,365	28,094	14,066
Total of Revenue	51,453	6,365	180,954	14,066

Cost of revenues
Food & Beverage - Depreciation	$(5)	$-	$(6,396)	$-
Food & Beverage - Cost of revenues	(13,646)	-	(42,519)	-
Services Rendered – Cost of revenues	(7)	(1,781)	(9,145)	(4,573)
Total Cost of Revenue	(13,658)	(1,781)	(58,060)	(4,573)

Gross profit	$37,795	$4,584	$122,894	$9,493

Operating expenses:
Depreciation	$842	$471	$1,931	$1,051
General and administrative	253,739	95,317	680,036	254,065
Total operating expenses	254,581	95,788	681,967	255,116

(Loss) from operations	(216,786)	(91,204)	(559,073)	(245,623)

Other income (loss):
Interest income	21,558	1	60,558	3
Other income	-	1,736	11	2,757
Interest expense	(28,231)	-	(67,201)	-
Foreign exchange (loss)	(19,085)	(96,182)	(61,784)	(130,892)
Unrealized gain (loss) on Securities Investment – related party	1,008,735	(500,500)	44,404	(1,235,000)
Gain on disposal of a subsidiary	-	-	-	3,218
Total other income (loss)	982,977	(594,945)	(24,012)	(1,359,914)

Income (Loss) before taxes	766,191	(686,149)	(583,085)	(1,605,537)
Current income tax expense	-	-	-	-
Net income (loss) from Continuing Operations	$766,191	$(686,149)	$(583,085)	$(1,605,537)
Net loss from Discontinuing Operations, Net of Tax	-	-	-	(648)
Net (loss) attributable to Non-controlling interests	(414)	(31)	(1,295)	(58)
Net income (loss) applicable to common shareholders	$766,605	$(686,118)	$(581,790)	$(1,606,127)

Comprehensive Income (Loss) – Common shareholder:
Net income (loss)	$762,766	$(684,041)	$(580,816)	$(1,601,251)
Foreign currency translation gain	22,356	103,774	66,124	209,914
Total comprehensive income (loss)	$785,122	$(580,267)	$(514,692)	$(1,391,337)

Comprehensive Income (Loss) – Non-controlling interest:
Net income (loss)	$3,425	$(2,108)	$(2,269)	$(4,934)
Foreign currency translation gain	100	320	258	647
Total comprehensive income (loss)	$3,525	$(1,788)	$(2,011)	$(4,287)

Net income (loss) per share - basic and diluted
Continuing Operations	$0.00	$(0.00)	$(0.00)	$(0.00)
Discontinuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted Net (loss) income per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding -
Basic	507,610,326	506,898,576	507,315,719	506,898,576
Diluted	510,410,326	506,898,576	507,315,719	506,898,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)
Net loss for the period	-	-	-	-	(1,241,961)	(1,241,961)	(203)	(1,242,164)
Foreign currency translation adjustment	-	-	-	(18,082)	-	(18,082)	15	(18,067)

Balance March 31, 2023	506,898,576	$50,690	$4,679,498	$(333,323)	$(7,530,845)	$(3,133,980)	$(2,039)	$(3,136,019)
Issuance of common stock	711,750	71	641			712	-	712
Net (loss) for the period	-	-	-	-	(106,434)	(106,434)	(678)	(107,112)
Foreign currency translation adjustment	-	-	-	61,996	-	61,996	(3)	61,993

Balance June 30, 2023	507,610,326	$50,761	$4,680,139	$(271,327)	$(7,637,279)	$(3,177,706)	$(2,720)	$(3,180,426)
Acquisition of VEII warrants via loan conversion	-	-	6,488,457	-	-	6,488,457		6,488,457
Net income (loss) for the period	-	-	-	-	766,605	766,605	(414)	766,191
Foreign currency translation adjustment	-	-	-	22,457	-	22,457	(1)	22,456

Balance September 30, 2023	507,610,326	$50,761	$11,168,596	$(248,870)	$(6,870,674)	$4,099,813	$(3,135)	$4,096,678

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2021	506,898,576	$50,690	$4,604,191	$(299,398)	$(4,560,449)	$(204,966)	$(1,618)	$(206,584)
Net loss for the period	-	-	-	-	(569,250)	(569,250)	(11)	(569,261)
Foreign currency translation adjustment	-	-	-	16,924	-	16,924	6	16,930

Balance March 31, 2022	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)
Balance	506,898,576	$50,690	$4,604,191	$(282,474)	$(5,129,699)	$(757,292)	$(1,623)	$(758,915)
Net loss for the period	-	-	-	-	(350,758)	(350,758)	(16)	(350,774)
Foreign currency translation adjustment	-	-	-	89,532	-	89,532	5	89,537

Balance June 30, 2022	506,898,576	$50,690	$4,604,191	$(192,942)	$(5,480,457)	$(1,018,518)	$(1,634)	$(1,020,152)
Net loss for the period	-	-	-	-	(686,118)	(686,118)	(31)	(686,149)
Foreign currency translation adjustment	-	-	-	104,094	-	104,094	-	104,094

Balance September 30, 2022	506,898,576	$50,690	$4,604,191	$(88,848)	$(6,166,575)	$(1,600,542)	$(1,665)	$(1,602,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Nine Months Ended 30-Sep-23	Nine Months Ended 30-Sep-22
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from operation including non-controlling interests	$(583,085)	$(1,605,537)
Adjustments to reconcile net (loss) to cash used in operations:
Depreciation	8,327	1,051
Non-cash lease expenses	105,517	-
Provision for impairment of account receivable	3,263	-
Common stock issued for services	712	-
(Gain) on disposal of subsidiary	-	(3,218)
Unrealized (gain) loss on securities investment	(44,404)	1,235,000

Change in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	2,240	(82,313)
Prepaid expenses and other current assets – related party	(68,700)	(80,365)
Accounts payable, other payable and accrued expenses	15,124	8,059
Accounts payable, other payable and accrued expenses-related parties	(159)	-
Change in Operating Lease Liability	(101,124)	-
Receipt in advance – related party	-	23,036
Net cash used in operating activities	$(662,289)	$(504,287)
Net cash used in Discontinued Operating Activities	-	(648)
Net cash used in operating activities	$(662,289)	$(504,935)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,999)	(3,704)
Acquisition of Hapi Travel	(214,993)	-
Net cash inflow on disposal of subsidiary	-	1
Net cash used in investing activities	$(218,992)	$(3,703)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	1,058,136	507,052
Net cash provided by financing activities	$1,058,136	$507,052

NET INCREASE/(DECREASE) IN CASH	176,855	(1,586)
Effects of exchange rates on cash	(7,062)	144,923
CASH at beginning of period	514,260	245,780
CASH at end of period	$684,053	$389,118

Supplemental schedule of non-cash investing and financing activities
VEII common shares acquired via conversion of note receivable	$1,300,000
VEII warrants acquired via conversion of note receivable	$6,488,457
Convertible promissory note - related party, issued in exchange with convertible promissory note payable - related party	$1,400,000	$-
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$271,504	$-

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $6,870,674 and has net working capital deficit of $3,557,919 at September 30, 2023. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed on March 29, 2023. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2022 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2023.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2023 and December 31, 2022, as follows:

Name of subsidiary consolidated	State or other jurisdiction of	Attributable interest as of,
under Hapi Metaverse Inc.	incorporation or organization	September 30, 2023	December 31, 2022
		%	%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	100.0	100.0
HWH World Inc.	Delaware	100.0	100.0
Smart Reward Express Limited	Hong Kong	50.0*[1]	50.0*1
Hapi Café Limited	Hong Kong	100.0*[2]	100.0*2
MOC HK Limited	Hong Kong	100.0*[3]	100.0*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0*[4]	100.0*4
Hapi Metaverse Inc.	Texas	100.0*[5]	100.0*5
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0*[6]	-
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0*[7]	-
Hapi Travel Ltd.	Hong Kong	100.0*[8]	-
Hapi Acquisition Pte. Ltd.	Singapore	100.0*[9]	-
NewRetail-AI Inc.	Nevada	100.0*[10]

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 (HK$10,000) comprising 10,000 ordinary shares.

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

*[9]	Hapi Acquisition Pte. Ltd. was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares.
*10	NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2023, cash and cash equivalents of the Group includes, on an as converted basis to US dollars, $534,686, $10,353 and $4,713 in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”) and Chinese Yuan (“¥”), respectively. As of December 31,2022, cash of the Group includes, on an as converted basis to US dollars, $359,266, and $10,719, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2023 or 2022, respectively.

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

For the three and nine months ended September 30, 2023, the Company recorded other comprehensive loss from translation gain of $66,382 and $22,456 in the condensed consolidated financial statements. For the three and nine months ended September 30, 2022, the Company recorded other comprehensive income from translation gain of $104,094 and $210,561 in the condensed consolidated financial statements.

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

The basic and diluted losses per ordinary share were the same as the outstanding convertibles as of September 30, 2023 were anti-dilutive.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2023 and December 31, 2022, the aggregate non-controlling interests in the Company were $(3,135) and $(1,851), respectively.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued payroll	$10,143	$3,309
Accrued professional fees	15,241	18,905
Other account payable and accrued expenses	16,912	2,387
Receipt in advance from customer – related party	7,698	7,838
Total	$49,994	$32,439

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Cost
Leasehold improvement	$11,266	$11,266
Computer equipment	11,644	5,685
Total cost	$22,910	$16,951

Less: accumulated depreciation #
Leasehold improvement	$11,266	$4,840
Computer equipment	4,217	1,806
Total accumulated depreciation	$15,483	$6,646

NBV at the end of year
Leasehold improvement	$-	$6,426
Computer equipment	7,427	3,879
Total NBV	$7,427	$10,305

#	–Total of depreciation expenses charged for the nine months ended September 30, 2023 and 2022 were $8,327 and $1,051, respectively.

Note 5. INVESTMENT IN RELATED PARTY

In April of 2021, the Company acquired 6,500,000 shares of Value Exchange International, Inc.’s common stock for an aggregate subscription price of $650,000. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII with an aggregate purchase price of $1,743,734.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On September 30, 2023, The Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2023
Asset
Investment Securities – Fair Value	$3,725,708	$-	$-	$3,725,708
Warrants - VEII			6,449,100	6,449,100

Total Investment in securities at Fair Value	$3,725,708	$-	$6,449,100	$10,174,808

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Asset
Investment Securities – Fair Value	$2,341,948	$-	$-	$2,341,948
Total Investment in securities at Fair Value	$2,341,948	$-	$-	$2,341,948

Fair value gain on securities investment was $44,404 and fair value loss on securities investment $1,235,000 in the nine months ended September 30, 2023 and 2022, respectively. These gains and losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Balance and Transactions, As of September 30, 2023, and December 31, 2022, the fair value of the warrants was $6,449,100 and $0 respectively. The Company did not exercise any warrants during nine months ended September 30, 2023. We value VEII warrants under level 3 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 3 category as of September 6, 2023, and September 30, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30,	September 6,
	2023	2023

Stock price	$0.1756	$0.1770
Exercise price	0.1770	0.1770
Risk free interest rate	8.50%	8.50%

Annualized volatility	270.02%	273.79%
Dividend Yield	0.00	$0.00
Year to maturity	4.94	5.00

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023:

Total
Balance at January 1, 2023	$-
Acquisition at September 6, 2023	6,488,457
Total losses	39,357
Balance at September 30, 2023	$6,449,100

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of September 30, 2023 and December 31, 2022, the Company had issued and outstanding, 507,610,326 and 506,898,576 of common stock, 0 and 0 shares of preferred stock respectively.

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

Preferred Shares:

No Preferred Stock were issued as of September 30, 2023 and December 31, 2022.

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

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022. VEII provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. The project has generated a payable of $7,698 from the affiliate. As of September 30, 2023, the Company has an amount due to Alset Inc. of $1,787,107, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $1,573,736, an amount due to director of $4,141 plus an amount due to 2 associated companies of Alset International Limited of $96. As of December 31, 2022, the Company has an amount due to Alset Inc. of $1,743,734, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $631,838, an amount due to director of $4,158 plus an amount due to an associated company of Alset International Limited of $102. The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. As of September 30, 2023, $100,000.00 credit was advanced, and interest income of $60,361 is included in interest income for the nine months ended September 30, 2023. Alset Inc acted as an intermediary to pay the money directly to VEII, A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty. As of September 30, 2023, $1,400,000.00 remains unpaid, and interest expense of $67,200 is included in interest expense for the nine months ended September 30, 2023. The Loan Amount borrowed from Alset was used by the Company to fulfill the Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai (the majority stockholder of Alset Inc.), for a consideration of $214,993.47 (HK$1,684,656.78). On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from Chan Hei Wai, an individual unaffiliated with the Company.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung).

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

There were no assets or liabilities included in discontinued operations as of September 30, 2023 and December 31, 2022.

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Operating expenses:
General and administrative	$-	$(3	)*	$-	$648
Total operating expenses	-	(3)		-	648

Income (Loss) from operations	-	3		-	(648)

Income (Loss) from discontinued operations	$-	$3		$-	$(648)

*	There was no expenses incurred during the three months and nine months ended September 30, 2022. The negative amount was arisen due to the different exchange rate used in converting from its functional currency to U.S. dollar.

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

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 and 2023 acquisition:

	MOC	HTL
Acquisition Date	October 4, 2022	June 14, 2023

Purchase Price
Cash	$70,523	$214,993
Total purchase consideration	70,523	214,993

Purchase Price Allocation
Assets acquired
Current assets	32,700	15,098
Property and Equipment, net	11,266	1,485
Operating lease right-of-use assets, net	114,232	16,516
Total assets acquired	158,198	33,099

Liabilities assumed:
Current liabilities	(33,437)	(20,885)
Operating lease liability	(114,232)	(11,395)
Accrued taxes	(349)	-
Total liabilities assumed	(148,018)	(32,280)

Net assets acquired	10,180	819
Goodwill	60,343	214,174
Total purchase consideration	$70,523	$214,993

The following table summarizes changes in the carrying amount of goodwill at September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022

Balance at beginning of the period/year	$60,343	$-
Acquisitions	214,174	60,343
Foreign currency exchange adjustment	(72)
Balance as of end of the period/year	$274,445	$60,343

Note 10. LEASES

The Company has operating leases for its F&B stores & warehouse, and online travel back office in Hong Kong and China. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 2.32 years, with a weighted-average discount rate of the 4.53%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $105,516 and $0 which was included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2023 and 2022, respectively. Total cash paid for operating leases amounted to $91,444 and $0 for the nine months ended September 30, 2023 and 2022, respectively. Supplemental balance sheet information related to operating leases was as follows (in $):

	September 30, 2023	December 31, 2022

Right-of-use assets	$304,546	$129,478

Lease liabilities - current	162,896	71,899
Lease liabilities - non-current	147,659	59,196
Total lease liabilities	$310,555	$131,095

As of September 30, 2023, the aggregate future minimum rental payments under non-cancelable agreement are as follows (in $):

Maturity of Lease Liabilities	Total

12 months ended September 30, 2024	$173,077
12 months ended September 30, 2025	93,787
12 months ended September 30, 2026	41,781
12 months ended September 30, 2027	17,409
Total undiscounted lease payments	326,054
Less: Imputed interest	(15,499)
Present value of lease liabilities	$310,555
Operating lease liabilities - Current	162,896
Operating lease liabilities - Non-current	$147,659

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

In September of 2022, the Company’s subsidiary HotApp BlockChain Pte. Ltd. acquired Hapi Cafe Ltd. (“HCHK”) in Hong Kong and plans to be principally engaged in the food and beverage business in Hong Kong and Mainland China. Afterward HCHK acquired MOC HK Ltd. (“MOC”) in Hong Kong and incorporated Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) in Mainland China, each in October 2022. MOC focused on operating the café business and HCCN focused on targeting the development of the F&B business in Mainland China.

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

In September of 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

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

●	Rapidly increasing internet penetration is a key factor contributing to the market’s growth over the forecast period. An increase in smart gadgets and incremental technological advancements will pave the way for growth in this market by making this technology more accessible to small/medium-scale retail organizations. For instance, according to ITU 2022 report, internet users globally increased from 3.217 billion in 2016 to 4.901 billion in 2021.

●	Customers’ rising demands are pushing merchants to form strategic alliances with technology suppliers in order to capitalize on new prospects. These collaborations enable merchants to improve their technological competence and offer value to their operations. Retailers are progressively cooperating with tech suppliers to develop the most appropriate and long-term business solutions, which have contributed to market growth.

●	The outbreak of COVID-19 had a favorable influence on industry development throughout and after the outbreak. The demand to improve operational productivity is significantly fueling the development of the digital transformation industry. Furthermore, the pandemic has boosted the growth of the retail e-commerce industry as consumers tend to purchase more retail products from e-commerce websites to prevent them from getting infected.

●	Numerous shops focus on incorporating modern technology, including big data, Augmented Reality and AI, to help their company develop. Furthermore, a significant challenge they encounter is a need for more in-house competencies and knowledge. Employing IT expertise is challenging since leading technology businesses are competing for the finest people. These factors are expected to create obstacles to market growth over the coming years.

Based upon the above trends, we believe significant opportunities exist for:

●	From purchase to entertainment: Retailers should ensure customers are no longer simply buying products, instead they embed purchases into an entire entertainment process, whether is from online or offline. Technology like Augmented Reality, gamification, interactive kiosks, and integration into customer loyalty programs will embrace a richer entertainment experience for shoppers both in retail and online space.

●	From marketing or brand impression to an interactive continuous dialogue: Retailers should engage continuous dialogue with the customer rather than passively communicating with them through advertising. Technologies like AI Chatbot and data analytics offers huge competitive advantages to retailers and brands to strengthen their New Retail position.

●	Transformation in workforce management: with the much higher expectation from consumer and the variety of various promotional programs and product offering both in Online and Offline, retail staff communication, collaboration and training become critical success factors for customer satisfaction. Technologies like collaborative management tool, Chatbot, and workforce task management help to boost the productivity of retail staff

●	Cross industry membership services: while loyalty programs are popular in the retail industry, there are growing demand on the use of loyalty redemption program that could benefit consumer not just for their retail experience but broaden it to other activities, such as travel, lifestyle programs, etc. The ability to interchange loyalty reward across different industry and brands further increase customer satisfaction and loyalty

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2023 and 2022

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $20 and $6,365, respectively, for the three months ended September 30, 2023 and 2022.The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from F&B business, MOC and HCDG, HCDG acquired on March 1, 2023 was $51,433. Total revenues were $51,453 and $6,365, respectively, for the three months ended September 30, 2023 and 2022.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. The cost from F&B revenue were $13,658 and $0 respectively, for the three months ended September 30, 2023 and 2022, of which $5 and $0 were depreciation for leasehold improvement respectively. Total cost of revenue for the three months ended September 30, 2023 and 2022 were $13,658 and $1,781.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended September 30, 2023 and 2022 were $254,580 and $95,788, of which $842 and $471 were depreciation expenses and $2,093 and $0 were rent expense, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new projects and new markets.

Other (Expense) / Income

For the three months ended September 30, 2023 and 2022, we have incurred $(19,085) and $(96,182) in foreign exchange (loss), $21,558 and $1 in interest income, $(28,231) and $0 in interest expenses and $ 1,008,735 and $(500,500) in unrealized gain (loss) on securities investment respectively.

For the unaudited nine months period ending September 30, 2023 and 2022

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $28,094 and $14,066, respectively, for the nine months ended September 30, 2023 and 2022.The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from F&B business, MOC and HCDG, HCDG acquired on March 1, 2023 was $152,860. Total revenues were $180,954 and $14,066, respectively, for the nine months ended September 30, 2023 and 2022.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. The cost from F&B revenue were $48,915 and $0 respectively, for the nine months ended September 30, 2023 and 2022, of which $6,396 and $0 were depreciation for leasehold improvement respectively. Total cost of revenue for the nine months ended September 30, 2023 and 2022 were $58,060 and $4,573.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the nine months ended September 30, 2023 and 2022 were $681,966 and $255,116, of which $1,931 and $1,051 were depreciation expenses and $5,657 and $0 were rent expense, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new projects and new markets.

Other (Expense) / Income

For the nine months ended September 30, 2023 and 2022, we have incurred $(61,784) and $(130,892) in foreign exchange (loss), $60,558 and $3 in interest income, $(67,201) and $0 in interest expenses, $0 and $3,218 in gain on disposal of investment and $ 44,404 and $(1,235,000) in unrealized gain (loss) on securities investment respectively.

Liquidity and Capital Resources

At September 30, 2023, we had cash of $684,053 and working capital deficit of $3,557,919.

We had a total stockholders’ deficit of $4,096,678 and an accumulated deficit of $6,870,673 as of September 30, 2023 compared with a total stockholders’ deficit of $1,875,788 and an accumulated deficit of $6,288,884 as of December 31, 2022. This difference is primarily due to the unrealized loss on securities investment during the period.

For the nine months ended September 30, 2023, we recorded a net loss of $583,085.

We had net cash used in operating activities of $662,289 for the nine months ended September 30, 2023. We had a negative change of $101,124 in operating lease liability, a negative change of $69,590 in accounts receivable, a negative change of $1,250 in inventories, a positive change of $4,379 in deposit, prepaid expenses and other receivable and a positive change of $14,965 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2022, we recorded a net loss of $1,606,185.

We had net cash used in operating activities of $504,935 for the nine months ended September 30, 2022. We had a negative change of $85,723 in accounts receivable, a negative change of $76,955 in deposit, prepaid expenses and other receivable, and a positive change of $8,059 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2023, we had net cash used in investing activities of $218,992, of which $3,999 was due to the acquired new property and equipment, and $214,993 was due to the acquisition of HTL. For the nine months ended September 30, 2022, we had net cash used in investing activities of $3,703, of which $3,704 was due to the acquired new property and equipment.

For the nine months ended September 30, 2023, we had net cash provided by financial activities of $1,058,136, of which $1,058,136 was due to advances from related parties. For the nine months ended September 30, 2022, we had net cash provided by financial activities of $507,052, of which $507,052 was due to advances from related parties.

As of September 30, 2023, we have the fixed operating office lease agreements in Hong Kong and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $6,870,673 from inception though September 30, 2023 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2023 or 2022, respectively.

Investment in Securities - related party

The Company entered into Securities Purchase Agreements with pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation (“VEII”) on April 8, 2021 and October 17, 2022 respectively.

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

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.55%) of VEII. which are recorded in fair value of $3,725,708 and $2,341,948 at September 30, 2023 and December 31, 2022, respectively. $44,404 and ($1,235,000) in unrealized gain (loss) were recognized at the nine months ended September 30, 2023 and 2022, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2023 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2023, we had a material weakness in our internal control over financial reporting because our small accounting team, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

HAPI METAVERSE INC.

Date: November 7, 2023	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

