Form 10-K
period 2023-12-31
Hapi Metaverse Inc.
filed 2024-04-01
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The Company’s common stock did not trade during the year ended December 31, 2023.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of April 1, 2024, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

PART I

Item 1. Business.

Business Description

Hapi Metaverse Inc., formerly known as GigWorld Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012, and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd as HotApp BlockChain Pte. Ltd. (“HIP”) from Singapore eDevelopment Limited (now known as Alset International Limited) (“AIL”),. AIL is our former largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, AIL entered into a stock purchase with its controlling stockholder, Alset EHome International Inc. (now known as Alset Inc.) (“AI”) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset EHome International Inc. (now known as Alset Inc.) After this transaction, Alset EHome International Inc. (now known as Alset Inc.) became our largest stockholder.

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

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII Common Stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Mr. Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII. The Company presently owns approximately 48.68% of the total issued and outstanding shares of Value Exchange International Inc.

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

On July 5, 2022, Hapi Cafe Limited (“HCHK”) was incorporated. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

On October 5, 2022, HCHK acquired MOC HK Limited (“MOC”) principally engaged in the food and beverage business in Hong Kong.

On October 10, 2022, Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China principally engaged in the food and beverage business in Mainland China.

In March of 2023, the Company’s name was changed from “GigWorld Inc.” to “Hapi Metaverse Inc.” to reflect the Board of Directors’ determination that it was in the best interest of the Company to position itself as a Metaverse-as-a-Service (MaaS) provider, reflecting its latest strategy embracing Metaverse, A.I., and offline engagement for communities and brands.

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2023 and 2022, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2023		December 31, 2022
		%		%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	-	*[11]	100.0
HWH World Inc.	Delaware	-	*[12]	100.0
Smart Reward Express Limited	Hong Kong	50.0	*[1]	50.0	*[1]
Hapi Café Limited	Hong Kong	100.0	*[2]	100.0	*[2]
MOC HK Limited	Hong Kong	100.0	*[3]	100.0	*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*[4]	100.0	*[4]
Hapi Metaverse Inc.	Texas	100.0	*[5]	100.0	*[5]
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*[6]	-
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*[7]	-
Hapi Travel Ltd.	Hong Kong	100.0	*[8]	-
Hapi Acquisition Pte. Ltd.	Singapore	100.0	*[9]	-
NewRetail-AI Inc.	Nevada	100.0	*[10]

*1 Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 (HK$10,000) comprising 10,000 ordinary shares.

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

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 48.55% and 38.1% of the total issued and outstanding shares of Value Exchange International Inc as of December 31, 2023 and December 31, 2022.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Swart Reward is consolidated in the Company’s financial statements.

*2 Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 (HK$2) comprising 2 ordinary shares. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*3 MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 (HK$10) comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong. Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. And during the acquisition, a goodwill $60,343 had been generated for the Company.

*4 Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner HCCN. This business was acquired on October 10, 2022.

*5 Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

*6 Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCDG. This business was incorporated on March 1, 2023.

*7 Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCGZ. This business was incorporated on May 19, 2023.

*8 Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL plans to be principally engaged in the travel business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of HTL. This business was acquired on June 14, 2023 via common control. The acquisition result in a deemed dividend of $214,174 for the Company.

*9 Hapi Acquisition Pte. Ltd. was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares.

*10 NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares.

*11 The company disposed Gig Stablecoin Inc (“GSI”) to Teledoc Pte. Ltd, on December 31, 2023, for a nominal consideration of $1.00, and $1.00 gain of disposal was disclosed in the income statement. GSI had no assets or liabilities on December 31, 2023.

*12 The company disposed HWH World Inc (“HWHWI”) to Teledoc Pte. Ltd, on December 31, 2023, for a nominal consideration of $1.00, and $1.00 gain of disposal was disclosed in the income statement. HWHWI had no assets or liabilities on December 31, 2023.

Teledoc Pte. Ltd. is a private company, wholly owned by Chan Heng Fai, the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder.

Transactions between Entities under Common Control

On June 14, 2023, the Company completed its online travel business acquisition of Hapi Travel Limited, an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.

The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The Consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●	focus in developing technologies enabling enterprise to capture the gig economy opportunities;
●	partner with technology providers offer services for membership management, ecommerce, loyalty reward management, metaverse platform for community; and
●	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Achieved and Target Milestones

In 2023, we have achieved the following milestones:

●	Developed a Direct Marketing Platform in mobile app integrating marketing, resources management and product ordering integrated with back end system;
●	Developed a loyalty program SDK(System Development Kit) for retail mobile Application;
●	Developed a metaverse product and training platform for collaborative training and product showcasing; and
●	Developed an Artificial Intelligence Customer Service Chatbot

Over the next twelve months we plan to:

●	Further enhance our software solution to fit the need of direct to consumer commerce with AI an Metaverse services; and

●	Achieve a closer partnership with VEII for Digital transformation of Retail sectors including loyalty programs, Electronic Sales Label management, Know your customer (KYC) solution and AI customer Service.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	white label of Hapi Metaverse solutions;
●	metaverse as a service; and
●	digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	understanding the industry’s need, work closely with service providers in the direct selling industry;
●	sharpening technology focus and continuous moving up to new area such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines.

Our Technology

Based on our core technology infrastructure, we are building up additional functions on top of this stable and scalable infrastructure. The system architecture is designed in modular form so that we continue to add new applications modules while we are growing our customer base. In addition, we shall also be able to incorporate third party application module effectively to continue building new services to cope with the digital transformation need of the direct selling industry and supporting them capitalizing on the gig economy opportunity.

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

Employees and Employment Agreements

We currently have 12 employees, 5 employees employed by the e-Commerce business of Hotapp International Limited, 6 employees employed by the Food and Beverage (“F&B”) business of MOC, HCCN and HCDG, and 1 employee employed by the Travel business of Hapi Travel Limited. We expect to maintain our headcounts at current levels with moderate increases in line with business activities for the foreseeable future and if our financing permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

As of the date of this Report, we have not entered into any employment arrangement with any officers, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Our largest stockholder, Alset Inc., has provided staff without charge to our Company at no incremental effort or cost to Alset’s own operations. We intend to outsource many functions of our business for the immediate future.

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

The report of Grassi & Co., our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2023 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2023 contained herein, we have incurred net loss since inception, and have a working capital deficit of $2,979,056. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2023 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2023, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions (this staff is provided by Alset Inc., our largest shareholder, at no cost to us). This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the Company as of December 31, 2023, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net loss of $13,306,915 and has net working capital deficit of $2,979,056 at December 31, 2023. We expect to operate with net loss for the next financial year-ending December 31, 2024 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Delaware on March 7, 2012. We have no significant financial resources and have recorded minimal revenues in the year ended December 31, 2023. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $130,000 per year, consisting of $10,000 in legal, $100,000 in audit and $20,000 for financial printing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations’ revenue and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Alset Inc. owns a significant amount of the outstanding common stock of the Company and could take actions which other investors may deem as detrimental to the Company.

Alset Inc. beneficially owns approximately 99.553% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, Alset Inc. may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluate and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties

Our US office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of Alset Inc., the Company’s largest stockholder.

Our HK Office is located on 8th Floor, Skyway Centre, 23 Queen’s Road West, Sheung Wan, Hong Kong. We occupy one office at this location with a monthly rent of $4,757 and the lease will end at 31 Aug, 2025.

Our PRC Office is located on Room 3806, No. 11 Dongcheng Section, Dongcheng Avenue, Dongcheng Street, Dongguan City, Guangdong Province, PRC. We occupy one office at this location with a monthly rent of $3,267 and the lease will end at 10 Mar, 2027.

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

Holders

As of the date of this filing, we had 4,842 stockholders of record of our common stock.

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

Recent sales of unregistered securities; use of proceeds from registered securities

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. During 2021, AIL sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions. On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company at that time, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder. On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to 4,736 individuals for services rendered to the Company. The share-based compensation related to this share issuance is approximately $712.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO

YEAR ENDED DECEMBER 31, 2022

Results of Operations

For the years ended December 31, 2023 and 2022

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $28,117 and $28,143, respectively, for the years ended December 31, 2023 and 2022.The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from F&B business, MOC and HCDG were $201,873 and $41,772, respectively, for the years ended December 31, 2023 and 2022. And revenue generated from Travel business, HTL, were $24,337 and $0 respectively, for the years ended December 31, 2023 and 2022. Total revenues were $254,327 and $69,915, respectively, for the years ended December 31, 2023 and 2022. The increase in revenue was mainly generated from the F&B business for $160,101 and from the Travel business for $24,337.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the years ended December 31, 2023 and 2022 were $9,153 and $9,151, respectively. The cost from F&B revenue were $59,804 and $19,093 respectively, for the years ended December 31, 2023 and 2022, of which $6,401 and $4,821 were depreciation for leasehold improvement respectively. The cost from Travel revenue were $23,137 and $0 respectively, for the years ended December 31, 2023 and 2022. Total cost of revenue for the years ended December 31, 2023 and 2022 were $92,094 and $28,244. The increase in cost of revenue generated from the F&B business for $40,711 and from the Travel business for $23,137.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the years ended December 31, 2023 and 2022 were $963,385 and $411,562, of which $2,912 and $1,524 were depreciation expenses and $8,235 and $295 were rent expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, and $295,090 increase of salaries expenses due to the expansion in the F&B and Travel business.

Other Income (Expense)

Total other income (expenses) for the years ended December 31, 2023 and 2022 were ($6,110,852) and ($1,358,129), of which $66,315 and $11 in interest income, ($6,109,270) and ($1,427,094) in unrealized loss on securities investment, $1 and $3,065 in other income, ($97,622) and ($5) in interest expenses, $29,722 and $62,677 in foreign exchange gain, and $2 and $3,217 in gain on disposal of investment respectively. The increase of other expenses was mainly due to $6,216,898 increase of expenses due to the fair value loss of VEII shares and warrants.

Liquidity and Capital Resources

At December 31, 2023, we had cash of $745,719 and a working capital deficit of $2,979,056. The increase in the working capital deficit during the year ended December 31, 2023 was due to the increase in the amount due to related parties.

We had a total stockholders’ deficit of $2,563,665 and an accumulated deficit of $13,199,288 as of December 31, 2023 compared with a total stockholders’ deficit of $1,875,788 and an accumulated deficit of $6,288,884 as of December 31, 2022. This difference is primarily due to the net loss incurred during the year.

For the year ended December 31, 2023, we recorded a net loss of $6,912,004.

We had net cash used in operating activities of $816,748 for the year ended December 31, 2023. We had a negative change of $75,030 due to accounts receivable, $2,222 due to prepaid expenses and $139,441 due to change in operating lease liability and $2 due to gain on disposal of subsidiary. A positive change of $6,109,270 due to unrealized loss on security investment, $150,135 in non-cash lease expenses, $3,264 in provision for impairment of accounts receivable $30,936 due to accounts payable and accrued expenses, $7,112 due to security deposit and other receivable and $1,209 due to inventories.

For the year ended December 31, 2022, we recorded a net loss of $1,728,020, excluded the loss from discontinued operations $648.

We had net cash used in operating activities of $402,044 for the year ended December 31, 2022. We had a negative change of $114,620 due to security deposit and other receivable, $2,708 due to accounts receivable, $1,540 due to prepaid expenses and $894 due to inventories, $16,923 due to change in operating lease liability. A positive change of $1,427,094 due to unrealized loss on security investment, $18,535 in non-cash lease expenses and $14,552 due to accounts payable and accrued expenses.

In the year ended December 31, 2023, we had net cash used in investing activities of $2,408,139. We had used $2,400,000 in issuance of convertible loan receivable to related party, $4,127 in the purchase of property and equipment and 4,012 in other investing activities. In the year ended December 31, 2022, we had net cash used in investing activities of $1,817,956. We had used $1,743,735 in the purchase of securities investment, used $70,523 in the acquisition of MOC and used $3,698 in the purchase of property and equipment.

For the year ended December 31, 2023, we had net cash provided by financial activities of $3,557,477, We had a negative change of $214,934 due to acquisition of Hapi Travel via common control. A positive change of $2,400,000 was due to borrowings from related parties and $1,372,411 was due to advances from related parties. For the year ended December 31, 2022, we had net cash provided by financial activities of $2,568,604, of which $2,568,604 was due to advances from related parties.

As of December 31, 2023, we have fixed operating office lease agreements in Hong Kong and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $13,199,288 from inception though December 31, 2023 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

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

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2023 or 2022, respectively.

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

On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, the company entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the company converts this loan into shares of VEII Common Stock, the conversion price shall be $0.045 per share. In the event that the company elects to convert any portion of the loan into shares of VEII Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the company five (5) detachable warrants for each share of VEII Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the company has not converted the Loan Amount.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.55%) of VEII. which are recorded at fair value of $1,425,654 and $2,341,948 at December 31, 2023 and December 31, 2022, respectively. ($6,216,897) and ($1,427,094) in unrealized (loss) were recognized during the years ended December 31, 2023 and 2022, respectively.

Off –Balance Sheet Arrangements

As of December 31, 2022, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HAPI METAVERSE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hapi Metaverse Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hapi Metaverse Inc. and Subsidiaries, (the Company) as of December 31, 2023, and 2022 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 9 and 10 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

Critical Audit Matter

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

Valuation of Investment in Related Party and Convertible Loan Receivable

Critical Audit Matter Description

As discussed in the Company’s consolidated financial statements, the Company has an investment in a related party, Value Exchange International (“VEII”). This investment is comprised of common shares and warrants. The Company also has a convertible loan receivable with VEII. The Company currently holds a 48.55% ownership of VEII as of December 31, 2023. Under ASC 825, the Company elected to account for its equity-method investment in VEII using the fair value option. As a result, all financial interests in the same entity, including the convertible loan receivable, are required to be recorded at fair value. The Company uses publicly available trading data of VEII in calculating its estimate of fair value of its investment in and convertible loan receivable with VEII.

We identified the valuation of the Company’s VEII investment and convertible loan receivable as a critical audit matter. The principal consideration for our determination that this was a critical audit matter resulted from the material balance of the investment and convertible loan receivable and its valuation which required a high degree of subjective and complex judgement.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of the Company’s investment valuation process, including controls over management’s review of the significant assumptions. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

Our primary substantive audit procedures with respect to the Company’s valuation of its investment in and convertible loan receivable with VEII, included testing the Company’s valuation calculations by comparing significant inputs to observable sources. Further, we utilized an internal valuation specialist to assist in our assessment of the reasonableness of the methods and significant assumptions utilized by the Company in its valuation models.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

April 1, 2024

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	745,719	514,260
Prepaid expenses and other current assets	127,017	118,933
Prepaid expenses and other current assets – related party	65,885	2,802
Investment in Securities at Fair Value – related party	3,913,508	2,341,948
TOTAL CURRENT ASSETS	4,852,129	2,977,943

Property and equipment, net	6,574	10,305
Convertible promissory note receivable – related party	1,207,627	-
Goodwill	60,273	60,343
Operating lease right-of-use assets, net	267,727	129,478
TOTAL ASSETS	6,394,330	3,178,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	74,935	24,601
Accounts payable and accrued expenses – related party	-	7,838
Accrued taxes	371	3,816
Amount due to related parties	6,207,791	4,886,507
Convertible promissory note payable – related party	1,400,000	-
Operating lease liabilities – Current	148,088	71,899
TOTAL CURRENT LIABILITIES	7,831,185	4,994,661

NON-CURRENT LIABILITIES:
Operating lease liabilities- Non-current	126,810	59,196
Promissory note payable – related party	1,000,000	-
TOTAL NON-CURRENT LIABILITIES:	1,126,810	59,196

TOTAL LIABILITIES	8,957,995	5,053,857

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 and 506,898,576 shares issued and outstanding, as of December 31, 2023 and December, 31 2022, respectively	50,761	50,690
Additional paid-in capital	11,168,595	4,679,498
Accumulated other comprehensive loss	(365,350)	(315,241)
Accumulated deficit	(13,414,222)	(6,288,884)
TOTAL HAPI METAVERSE INC STOCKHOLDERS’ DEFICIT	(2,560,216)	(1,873,937)
NON-CONTROLLING INTERESTS	(3,449)	(1,851)
TOTAL STOCKHOLDERS’ DEFICIT	(2,563,665)	(1,875,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	6,394,330	3,178,069

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS
ENDED DECEMBER 31, 2023 AND 2022

	12 Months Ended December 31, 2023	12 Months Ended December 31, 2022
Revenues:
Food & Beverage	201,873	41,772
Travel	24,337	-
Services Rendered – related party	28,117	28,143
Total of Revenue	254,327	69,915

Cost of revenues
Food & Beverage – Depreciation	(6,401)	(4,821)
Food & Beverage – Cost of revenues	(53,403)	(14,272)
Travel – Cost of revenues	(23,137)	-
Services Rendered – Cost of revenues	(9,153)	(9,151)
Total Cost of Revenue	(92,094)	(28,244)

Gross profit	162,233	41,671

Operating expenses:
Depreciation	2,912	1,524
General and administrative	960,473	410,038
Total operating expenses	963,385	411,562

(Loss) from operations	(801,152)	(369,891)

Other income (expense):
Interest income – related party	65,885	-
Interest income	430	11
Other income	1	3,065
Interest expense – related party	(97,622)	(5)
Foreign exchange gain (loss)	29,722	62,677
Unrealized loss on Securities Investment – related party	(6,109,270)	(1,427,094)
Gain on disposal of a subsidiary to related party	2	3,217
Total other expense	(6,110,852)	(1,358,129)

Loss before taxes	(6,912,004)	(1,728,020)
Provision for income taxes	-	-
Net loss from Continuing Operations	(6,912,004)	(1,728,020)
Net loss from Discontinuing Operations, Net of Tax	-	(648)
Less: Net loss attributable to Non-controlling interests	(1,600)	(233)
Net loss attributable to common shareholders	(6,910,404)	(1,728,435)

Other Comprehensive Loss, Net of Tax:
Foreign currency translation adjustment to common shareholders	(50,109)	(15,843)
Foreign currency translation adjustment to Non-controlling interests	2	-
Total other comprehensive loss, Net of Tax:	(50,107)	(15,843)

Comprehensive Loss Attributable to Common Stockholders
Net loss	(6,910,404)	(1,728,435)
Foreign currency translation adjustment	(50,109)	(15,843)
Total Comprehensive Loss Attributable to Common Stockholders	(6,960,513)	(1,744,278)

Comprehensive Loss Attributable to Non-controlling Interests
Net loss	(1,600)	(233)
Foreign currency translation adjustment	2	-
Total Comprehensive Loss Attributable to Non-controlling Interests	(1,598)	(233)

Net loss per common share – basic and diluted
Continuing Operations	(0.01)	(0.00)
Discontinuing Operations	(0.00)	(0.00)
Basic and diluted Net loss per share	(0.01)	(0.00)

Weighted average number of shares of common stock outstanding -
Basic	507,389,976	506,898,576
Diluted	507,389,976	506,898,576

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non- Controlling Interests	Total Stockholders’ Deficit
Balance December 31, 2021	506,898,576	50,690	4,604,191	(299,398)	(4,560,449)	(204,966)	(1,618)	(206,584)
Gain on purchase of Value Exchange Stock from related party			75,307			75,307		75,307
Net loss for period					(1,728,435)	(1,728,435)	(233)	(1,728,668)
Foreign currency translation adjustment				(15,843)	-	(15,843)	-	(15,843)

Balance December 31, 2022	506,898,576	50,690	4,679,498	(315,241)	(6,288,884)	(1,873,937)	(1,851)	(1,875,788)

Common stock issued for services	711,750	71	641	-	-	712	-	712
Acquisition of VEII warrants via loan conversion	-	-	6,488,456	-	-	6,488,456	-	6,488,456
Acquisition of Hapi Travel Limited under Common Control	-	-	-	-	(214,934)	(214,934)	-	(214,934)
Net loss for period	-	-	-	-	(6,910,404)	(6,910,404)	(1,600)	(6,912,004)
Foreign currency translation adjustment	-	-	-	(50,109)	-	(50,109)	2	(50,107)

Balance December 31, 2023	507,610,326	50,761	11,168,595	(365,350)	(13,414,222)	(2,560,216)	(3,449)	(2,563,665)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	12 Months Ended December 31, 2023	12 Months Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from operation including non-controlling interests	(6,912,004)	(1,728,668)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	9,313	6,345
Non-cash lease expenses	150,135	18,535
Provision for impairment of account receivable	3,264	-
Common stock issued for services	712	-
Gain on disposal of subsidiary	(2)	(3,217)
Unrealized loss on securities investment	6,109,270	1,427,094

Change in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	2,421	(116,960)
Prepaid expenses and other current assets – related party	(71,352)	(2,802)
Accounts payable, other payable and accrued expenses	31,095	14,552
Accounts payable, other payable and accrued expenses-related parties	(159)	-
Operating Lease Liabilities	(139,441)	(16,923)
Net cash used in continuing operating activities	(816,748)	(402,044)

Net cash used in Discontinued Operating Activities	-	(648)

Net cash used in operating activities	(816,748)	(402,692)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,127)	(3,698)
Issuance of convertible loan receivable to related party	(2,400,000)	-
Acquisition of MOC (HK)	-	(70,523)
Other	(4,012)	-
Purchase of securities investment – related party	-	(1,743,735)
Net cash used in investing activities	(2,408,139)	(1,817,956)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings from related parties	2,400,000	-
Deemed distribution to indirect shareholder	(214,934)	-
Advance from related parties	1,372,411	2,568,604
Net cash provided by financing activities	3,557,477	2,568,604

NET INCREASE IN CASH AND CASH EQUIVALENTS	332,590	347,956
Effects of foreign exchange rates on cash and cash equivalents	(101,131)	(79,476)

CASH AND CASH EQUIVALENTS at beginning of year	514,260	245,780
CASH AND CASH EQUIVALENTS at end of year	745,719	514,260

Supplemental schedule of non-cash investing and financing activities
VEII common shares acquired via conversion of note receivable	1,300,000	-
VEII warrants acquired via conversion of note receivable	6,488,456	-
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	271,504	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. The Company also started its Food and Beverage (“F&B”) business in 2022 and its travel business in 2023.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $13,199,288, has net working capital deficit of $2,979,056 and had net cash used in operating activities of $816,748 at December 31, 2023, and has incurred recurring net losses in each of the two years ending December 31, 2023 and 2022. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

Our majority shareholder has advised us not to depend solely on them for financing. The Company has increased its efforts to raise additional capital through equity or debt financing from other sources. However, the Company cannot be certain that such capital (from its shareholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to the Company. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth. In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-K, such matters create a substantial doubt regarding the Company’s ability to meet their financial needs and continue as a going concern.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2023 and 2022, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2023		December 31, 2022
		%		%
HotApp BlockChain Pte.Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	Nevada	-	*11	100.0
HWH World Inc.	Delaware	-	*12	100.0
Smart Reward Express Limited	Hong Kong	50.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
MOC HK Limited	Hong Kong	100.0	*3	100.0	*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*4	100.0	*4
Hapi Metaverse Inc.	Texas	100.0	*5	100.0	*5
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*6	-
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*7	-
Hapi Travel Ltd.	Hong Kong	100.0	*8	-
Hapi Acquisition Pte. Ltd.	Singapore	100.0	*9	-
NewRetail-AI Inc.	Nevada	100.0	*10

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 (HK$10,000) comprising 10,000 ordinary shares.

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

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 48.68% and 38.1% of the total issued and outstanding shares of Value Exchange International Inc as of December 31, 2023 and December 31, 2022.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 (HK$2) comprising 2 ordinary shares. HCHK plans to be principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 (HK$10) comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong. HICafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. And during the acquisition, a goodwill $60,343 had been generated for the Company.

*[4]	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner HCCN. This business was acquired on October 10, 2022.

*[5]	Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

*[6]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCDG. This business was incorporated on March 1, 2023.

*[7]	Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCGZ. This business was incorporated on May 19, 2023.

*[8]	Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL plans to be principally engaged in the travel business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of HTL. This business was acquired on June 14, 2023 via common control. The acquisition resulted in a deemed dividend of $214,174 for the Company.

*[9]	Hapi Acquisition Pte. Ltd. was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares.

*[10]	NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares.

*[11]	The company disposed Gig Stablecoin Inc (“GSI”) to Teledoc Pte. Ltd, on December 31, 2023, for a nominal consideration of $1.00. GSI had no assets or liabilities at December 31, 2023.

*[12]	The company disposed HWH World Inc (“HWHWI”) to Teledoc Pte. Ltd, on December 31, 2023, for a nominal consideration of $1.00. HWHWI had no assets or liabilities at December 31, 2023.

Teledoc Pte. Ltd. is a private company, wholly owned by Chan Heng Fai, the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder.

Transactions between Entities under Common Control

On June 14, 2023, the Company completed its online travel business acquisition of Hapi Travel Limited, an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The Consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets, and the fair value estimate for the company’s equity securities and convertible note receivable.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Leases

The Company follows FASB ASC Topic 842 in accounting for its operating lease right-of-use assets and operating lease liabilities. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.
●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31,2023, cash of the Group includes, on an as converted basis to US dollars, $589,593, $10,704 and $11,327, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), and Chinese Yuan (“CN ¥”) respectively. As of December 31,2022, cash of the Group includes, on an as converted basis to US dollars, $359,266, and $10,719, in Hong Kong Dollars (“HK$”), and Singapore Dollars (“S$”), respectively.

Investment in Securities at Fair Value – Related Party

The Company currently has an investment in VEII, a related party, consisting of common shares and warrants. The Company had elected the fair value option, or “FVO,” and the Company continues to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Property and Equipment

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

Computer equipment	3 years
leasehold improvement	Lesser of the life of the asset or the lease term

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

Fair value

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

●	Level 1 – quoted prices in active markets for identical assets and liabilities.

●	Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3 – significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Revenue recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services or catering service to customers.

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services or catering service in the contract by analyzing customer perspective, immateriality, implicit promises, setup activities, and marketing incentives ; (ii) determination of whether the promised goods or services or catering service are performance obligations including whether they are distinct in the context of the contract by analyze the contract from the perspective of the customer; (iii) measurement of the transaction price, including the constraint on variable consideration by the expected value method and the most likely amount method ; (iv) allocation of the transaction price to the performance obligations based on a relative stand-alone selling price basis, or the price at which the Company would sell the good or service separately to similar customers in similar circumstances ; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. This should only be done once the transaction is complete and your obligation is fulfilled. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services or catering service it transfers to the customer.

Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from the food and beverage (“F&B”) business by providing quality catering services in HK since October 2022 and in PRC since January 2023.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc.(“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of December 31, 2023. The balance of customer deposits at December 31, 2021, 2022, and 2023 was $0, $2,802, and $0, respectively.

In June 2023, the Company acquired a travel business and began generating revenue by providing travel packaging and ticketing services in HK.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2023 or 2022, respectively.

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

For the year ended December 31, 2023, the Company recorded other comprehensive loss from a translation loss of ($50,107) in the consolidated financial statements. For the year ended December 31, 2022, the Company recorded other comprehensive loss from a translation loss of ($15,843) in the consolidated financial statements.

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

The calculation of diluted net income per unit includes the effects of the assumed conversion of the Company’s outstanding convertible debt, except during the loss periods as the effect would be anti-dilutive.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On December 31, 2023 and 2022, the aggregate non-controlling interests in the Company were ($3,449) and ($1,851), respectively.

Recent accounting pronouncement

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2023 and this ASU did not have a material impact on its consolidated financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. RESTATEMENT OF FINANCIAL STATEMENTS

Restatement of Previously Issued Financial Statements

During the preparation of the year ended December 31, 2023 financial statements, the Company identified and corrected its classification and accounting treatment for its acquisition of Hapi Travel Ltd. as of December 31, 2023. Pursuant to ASC 250, “Accounting changes and error corrections” issued by FASB and SAB 99 “Materiality” issued by Securities and Exchange Commission, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in a $214,174 increase in accumulated deficit and offsetting decrease to goodwill on the consolidated balance sheet as of June 30, 2023. In addition, the impact of the error correction is reflected in a $214,339 increase in accumulated deficit and offsetting decrease to goodwill on the consolidated balance sheet as of September 30, 2023.

The following table summarizes the impacts of the error corrections on the Company’s financial statements for each of the periods presented below:

Consolidated balance sheet

	Impact of correction of error
June 30, 2023	As previously reported	Adjustments	As restated
Total assets	$3,956,298	$(214,174)	$3,742,124
Total liabilities	7,136,724	-	7,136,724
Total stockholders’ deficit	$(3,180,426)	$(214,174)	$(3,394,600)

	Impact of correction of error
September 30, 2023	As previously reported	Adjustments	As restated
Total assets	$11,730,209	$(214,339)	$11,515,870
Total liabilities	7,633,531	-	7,633,531
Total stockholders’ equity	$4,096,678	$(214,339)	$3,882,339

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2023	2022
Accrued payroll	$13,146	$3,309
Accrued professional fees	37,643	18,905
Other account payable and accrued expenses	24,146	2,387
Receipt in advance from customer – related party	-	7,838
Total	$74,935	$32,439

Note 5. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	As of December 31,
	2023	2022
Cost
Leasehold improvement	$11,253	$11,266
Computer equipment	11,794	5,685
Total cost	$23,047	$16,951

Less: accumulated depreciation #
Leasehold improvement	$11,253	$4,840
Computer equipment	5,220	1,806
Total accumulated depreciation	$16,473	$6,646

NBV at the end of year
Leasehold improvement	$-	$6,426
Computer equipment	6,574	3,879
Total NBV	$6,574	$10,305

#	–Total of depreciation expenses charged for the year ended December 31, 2023 and 2022 were $9,313 and $6,345, respectively, of which $6,401 and $4,821 were booked under cost of revenue for the year ended December 31, 2023 and 2022, and $2,912 and $1,524 were booked under general and administrative expenses for the year ended December 31, 2023 and 2022.

Note 6. INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes consisted of the following (in $):

	2023	2022
Current	$-	$-
Deferred	-	-
Total	$-	$-

	2023	2022
Income taxes at statutory rate	17.0%	16.6%
Change in valuation allowance	(17.0)%	(16.6)%
Other	-%	-%
Effective tax rate	-%	-%

The Company’s effective tax rate was 0% and 0% for the years ended December 31, 2023 and 2022, respectively.

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IR Act to have a material adverse impact to our financial statements.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Lease Liability	55,966	21,631
Net Operating Loss	633,599	569,569
Total deferred tax assets	$689,565	$591,200

Deferred tax liabilities:
Right-of-Use Assets	(54,495)	(21,364)
Total deferred tax liabilities	$(54,495)	$(21,364)

Deferred tax assets / (liabilities), net	$635,070	$569,836
Less valuation allowance	(635,070)	(569,836)
Deferred tax asset c/f	$-	$-

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

As of December 31, 2023, the Company had approximately $1,059,023 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, $516,516 was before January 1, 2018 can carry back to 2 prior years and carry forward for up to 20 subsequent years, $255,399 was between December 31, 2017 to January 1, 2021 can carry back to 5 prior years and carry forward indefinitely until used, and $287,108 was after Dec 31, 2020 can’t carry back but can instead be carried forward indefinitely until used. Can be used only to offset up to 80% of taxable income. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed. The tax returns for the years ended December 31, 2023, 2022, 2021 and 2020 are still subject to examination by the taxing authorities.

Note 7. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2023 and 2022, the Company had issued and outstanding, 507,610,326 and 506,898,576 of common stock, 0 and 0 shares of preferred stock respectively

Common Shares:

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

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. During 2021, AIL sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions. On August 30, 2022, Alset International Limited entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to 4,736 individuals for services rendered to the Company. The share-based compensation related to this share issuance is approximately $712.

Preferred Shares:

No Preferred Stock were issued as of December 31, 2023 and 2022.

Note 8. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company in order to attract and retain such people, to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2023 and 2022.

Note 9. INVESTMENT IN RELATED PARTY

The Company elected the fair value option, or “FVO,” for, and therefore the Company continued to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825-10-15-4, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.( as provided for by ASC 825-10-50-31)

With respect to the above notes, as provided for by ASC 825-10-50-28 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As provided for by ASC 825-10-50-30 estimated fair value adjustment of the convertible promissory note is presented in a single line item within other income (expense) in the accompanying consolidated statement.

In April of 2021, the Company acquired 6,500,000 shares of Value Exchange International, Inc.’s common stock for an aggregate subscription price of $650,000. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII with an aggregate purchase price of $1,743,734.12. The Company recognized a gain on the purchase of this stock of $75,307 in the consolidated statement of stockholders’ deficit for the year ended December 31, 2022.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 31, 2023, The Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2023 and 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Asset
Investment Securities – Fair Value	$1,425,654	$-	$-	$1,425,654
Warrants – VEII		2,487,854	-	2,487,854

Total Investment in securities at Fair Value	$1,425,654	$2,487,854	$-	$3,913,508

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Asset
Investment Securities – Fair Value	$2,341,948	$-	$-	$2,341,948
Total Investment in securities at Fair Value	$2,341,948	$-	$-	$2,341,948

Fair value loss on securities investment was ($6,109,270) and fair value loss on securities investment ($1,427,094) in the years ended December 31, 2023 and 2022, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 9 - Related Party Balance and Transactions, As of December 31, 2023 and 2022, the fair value of the warrants was $6,449,100 and $0 respectively. The Company did not exercise any warrants during years ended December 31, 2023. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of September 6, 2023, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31,	September 6,
	2023	2023

Stock price	$0.068	$0.1770
Exercise price	0.1770	0.1770
Risk free interest rate	8.50%	8.50%

Annualized volatility	275.85%	273.79%
Dividend Yield	$0.00	$0.00
Year to maturity	4.68	5.00

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 10. RELATED PARTY BALANCES AND TRANSACTIONS

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

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022 and terminated on June 30, 2023. VEII provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. The project has generated revenue of $28,117 from the affiliate. As of December 31, 2023, the Company has an amount due to Alset Inc. of $1,815,268, Alset International Limited of $2,508,868, an amount due to fellow subsidiaries of $1,879,508 an amount due to director of $4,153 plus an amount due to 2 associated companies of Alset International Limited of ($6). As of December 31, 2022, the Company has an amount due to Alset Inc. of $1,743,734, Alset International Limited of $2,506,676, an amount due to fellow subsidiaries of $631,838, an amount due to director of $4,158 plus an amount due to an associated company of Alset International Limited of $102. The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of December 31, 2023, $100,000.00 credit was advanced, and interest income of $60,361 is included in interest income for the year ended December 31, 2023. Alset Inc acted as an intermediary to pay the money directly to VEII, A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum, the Note may be converted in whole or in part, into fully-paid and non-assessable shares of Common Stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty. As of December 31, 2023, $1,400,000.00 remains unpaid, and interest expense of $67,200 is included in interest expense for the year ended December 31, 2023. The Loan Amount borrowed from Alset was used by the Company to fulfill the Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai (the majority stockholder of Alset Inc.), for a consideration of $214,993.47 (HK$1,684,656.78). On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from an individual unaffiliated with the Company.

On December 14, 2023, the company entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the company converts this loan into shares of VEII Common Stock, the conversion price shall be $0.045 per share. In the event that the company elects to convert any portion of the loan into shares of VEII Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the company five (5) detachable warrants for each share of VEII Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the company has not converted the Loan Amount.

On December 15, 2023, the Company and Alset International Limited entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,000,000.00 (the “Loan Amount”) from Alset International in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 5% percent per annum. Alset International may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset International early and without penalty. As of December 31, 2023, $1,000,000.00 remains unpaid, and interest expense of $3,507 is included in interest expense for the year ended December 31, 2023. The Loan Amount borrowed from Alset International was used by the Company to fulfill the Credit Agreement between the Company and VEII.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung, Mr. Wong Tat Keung and Mr. Lim Sheng Hon, Danny).

Note 11. DISCONTINUED OPERATIONS

Director’s resolutions of HotApp Blockchain Pte Ltd. passed on April 18, 2022 for the disposal of its investments of 100,000 shares in HWH World Pte. Ltd., representing 100% of the share capital of HWH World Pte. Ltd., for a consideration amount of S$2.00. The shares were disposed to Health Wealth Happiness Pte. Ltd, a subsidiary of Alset International Limited.

There were no assets or liabilities included in discontinued operations as of December 31, 2023 and 2022.

The aggregate financial results of discontinued operations were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating expenses:
General and administrative	$-	$648 *
Total operating expenses	-	648

Income (Loss) from operations	-	(648)

Income (Loss) from discontinued operations	$-	$(648)

*	There was $648 professional expenses incurred during the year ended December 31, 2022.

Note 12. GOODWILL

The Company continually evaluates potential acquisitions that align with the Company’s plans, namely, starting the F&B business in Asia. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth. On October 4, 2022, The Company has completed its first F&B business acquisition of MOC HK Limited (“MOC”), a F&B business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

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

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 acquisition:

MOC
Acquisition Date	October 4, 2022

Purchase Price
Cash	$70,523
Total purchase consideration	70,523

Purchase Price Allocation
Assets acquired
Current assets	32,700
Property and Equipment, net	11,266
Operating lease right-of-use assets, net	114,232
Total assets acquired	158,198

Liabilities assumed:
Current liabilities	(33,437)
Operating lease liability	(114,232)
Accrued taxes	(349)
Total liabilities assumed	(148,018)

Net assets acquired	10,180
Goodwill	60,343
Total purchase consideration	$70,523

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022

Balance at beginning of the year	$60,343	$-
Acquisitions	-	60,343
Foreign currency exchange adjustment	(70)	-
Balance as of end of the year	$60,273	$60,343

Note 13. LEASES

The Company has operating leases for its operating office, F&B stores and warehouse in Hong Kong and People’s Republic of China. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 2.16 years, with a weighted-average discount rate of 4.47%. The Company has a short-term lease for the F&B store in the People’s Republic of China. Lease expense for this lease amounted to $3,954 and $0 for the years December 31, 2023 and 2022, respectively.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $150,135 and $18,535 which was included in general and administrative expenses in the statements of operations for the years December 31, 2023 and 2022, respectively. Total cash paid for operating leases amounted to $145,536 and $0 for the years ended December 31, 2023 and 2022, respectively. Supplemental balance sheet information related to operating leases was as follows (in $):

	December 31, 2023	December 31, 2022

Right-of-use assets	$267,727	$129,478

Lease liabilities - current	148,088	71,899
Lease liabilities - non-current	126,810	59,196
Total lease liabilities	$274,898	$131,095

As of December 31, 2023, the aggregate future minimum rental payments under non-cancelable agreement are as follows (in $):

Maturity of Lease Liabilities	Total

12 months ended December 31, 2024	$156,484
12 months ended December 31, 2025	80,527
12 months ended December 31, 2026	43,123
12 months ended December 31, 2027	7,187
Total undiscounted lease payments	287,321
Less: Imputed interest	(12,423)
Present value of lease liabilities	$274,898
Operating lease liabilities - Current	148,088
Operating lease liabilities - Non-current	$126,810

Note 14. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2023 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with U.S. GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	79	Executive Chairman of the Board
Lee Wang Kei	33	Chief Executive Officer
Lum Kan Fai	61	Vice Chairman of the Board
Lui Wai Leung Alan	53	Chief Financial Officer

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

Business Experience

Mr. Chan has served as a Director since October 2014, as the Executive Chairman of the Company’s Board of Directors since December of 2017, and the Acting Chief Executive Officer from August of 2018 until September 2020. Mr. Chan previously served as the Company’s Chief Executive Officer from December of 2014 until June of 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited (“AIL”), a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of AIL since May 2013. Mr Chan has served as Chief Executive Officer of AIL since March 2014 and has served as Executive Chairman of AIL since June 2017. Since March 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company. Mr. Chan has also served as the Chairman of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since October 2021. Mr. Chan has served as a director of LiquidValue Development Inc., since January 2017, and has served as Chairman of the Board and Chief Executive Officer of LiquidValue Development Inc. since December 2017. Mr. Chan has served as a director of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March 2019. Mr. Chan has served as a director of Value Exchange International Inc., a company listed on OTC Markets, since December 2021. Mr Chan has served as a director of Sharing Services Global Corporation, a company listed on OTC Markets, since April 2020 and has served as a Chairman since July 2021.

Mr. Chan served as a director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan has served as a director of OptimumBank Holdings, Inc. a Nasdaq listed company from June 2018 until April 2022.

Mr. Chan’s previous experiences include serving as Managing Chairman of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., a Toronto Stock Exchange-listed, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan served as a director of Global Medical REIT Inc., a NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of American Housing REIT Inc. from October 2013 to July 2015. Mr. Chan served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as a director of Global Med Technologies, Inc., a medical company engaged in the design, development, marketing and support information for management software products for healthcare-related facilities, from May 1998 until December 2005.

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

Mr. Lui Wai Leung Alan has served as Chief Financial Officer since May 2016. Mr. Lui has been Chief Financial Officer of Alset International Limited, a SGX listed company, since November 2016 and served as its Acting CFO from June 2016. Mr. Lui has served as an Executive Director of Alset International Limited since July 2020. Since October 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. Mr. Lui has served as Co-Chief Financial Officer of LiquidValue Development Inc., since December 2017. Mr. Lui has served a Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2023 and 2022

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman	2023	—	—	—	—	—
Lee Wang Kei, CEO	2023	—	—	—	24,000	24,000
Lum Kan Fai, Director, Vice Chairman	2023	—	—	—	—	—
Sanjib Kalita (resigned on September 30, 2022)	2023	—	—	—	—	—
Lui Wai Leung Alan, CFO	2023	—	—	—	—	—

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Chan Heng Fai, Executive Chairman	2022	—	—	—	—	—
Lee Wang Kei, CEO	2022	—	—	—	24,000	24,000
Lum Kan Fai, Director, Vice Chairman	2022	—	—	—	—	—
Sanjib Kalita	2022	—	—	—	—	—
Lui Wai Leung Alan, CFO	2022	—	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 1, 2024 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As April 1, 2024, we had 507,610,326 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Alset Inc. (2)	505,341,376	99.55%
Officers and Directors
Chan Heng Fai (3)	505,341,376	99.55%
Lee Wang Kei	0	0%
Lum Kan Fai	0	0%
Lui Wai Leung Alan	0	0%
All directors and officers as a group (4 persons)

(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2)	The address is: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland.
(3)	Mr. Chan is deemed to be the beneficial owner of those shares owned by Alset Inc. the majority stockholder is a subsidiary of Alset Inc., a Nasdaq-listed company. Mr. Chan is the Chairman and Chief Executive Officer of Alset Inc. Directly and through an entity he owns, Mr. Chan is the largest stockholder of Alset Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

AI is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of AI. In addition, Mr. Chan is also the Chairman, Chief Executive Officer and largest stockholder of AIL., which is the subsidiaries of AI. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of AI and the Chief Financial Officer of AIL. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

On December 31, 2014, the Company owed Alset International Limited (AIL), its former majority stockholder, $4,428,438. This amount reflects a loan of $50,000 and the US equivalent of S$5,702,500. It also includes $32,574 in payments made by AIL on behalf of the Company. On December 28, 2014, AIL loaned the Company under a promissory note (the “Note”) $3,988,831 (S$5,250,533.93). The Note is non-interest bearing and matures on June 25, 2015. The Note has no prepayment penalty. The other loans and expenses covered by AIL for the benefit of the Company are not covered under a loan document.

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

On December 20, 2018, the Board of Directors of AIL announced its intention to sell up to 3,200,000 shares of the Company to independent third parties at US$0.50 per share for an aggregate cash consideration of up to US$1,600,000. The purpose of this proposed sale was to raise funds to continue to support the general corporate and working capital of the Company, including but not limited to the operating costs of the Company. During 2021, AIL sold 1,449,200 shares of the Company to independent third parties, and AIL owned 99.693% of the Company after such transactions.

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

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Audit Fees	$84,255	$61,650
Audit-Related Fees	31,953	15,413
Tax Fees	0	0
All Other Fees	0	0
Total	$116,108	$77,063

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2023 and December 31, 2022 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2023 and December 31, 2022 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” In 2023 and 2022, such fees were related to expenses incurred in relation to additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended December 31,2023 and December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Stockholder Equity (Deficit) for the Period from January 1, 2022 to December 31, 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

(a)(2)	List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).

3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014).

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

3.1.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).

3.1.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023).

3.2.1	Bylaws (incorporated herein by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

10.1	HotApp Blockchain Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2018).

10.2	Securities Purchase Agreement, dated April 5, 2021, by Value Exchange International Inc. GigWorld Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.3	Stock Purchase Agreement, by and between Chan Heng Fai and the Company, dated as of October 17, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.4	Form of Securities Purchase Agreement, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.5	Form of Convertible Promissory Note, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.6	Convertible Credit Agreement, dated January 27, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.7	Convertible Credit Agreement, dated December 14, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023).
10.8	Amendment Number One to the Convertible Credit Agreement, dated December 19, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2023).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy of Hapi Metaverse Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPI METAVERSE INC.

Date: April 1, 2024	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	April 1, 2024
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	April 1, 2024
Lui Wai Leung, Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	April 1, 2024
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	April 1, 2024
Lum Kan Fai

