Form 10-Q
period 2024-03-31
Hapi Metaverse Inc.
filed 2024-05-14
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of May 14, 2024, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$567,090	$745,719
Prepaid expenses and other current assets	137,728	127,017
Prepaid expenses and other current assets – related party	87,825	65,885
Investment in securities at fair value – related party	1,382,045	3,913,508
TOTAL CURRENT ASSETS	2,174,688	4,852,129

Property and equipment, net	5,521	6,574
Convertible promissory note receivable – related party	352,389	1,207,627
Goodwill	60,149	60,273
Operating lease right-of-use assets, net	223,794	267,727
TOTAL ASSETS	$2,816,541	$6,394,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,109	74,935
Accrued taxes	-	371
Amount due to related parties	6,369,876	6,207,791
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	129,577	148,088
TOTAL CURRENT LIABILITIES	7,951,562	7,831,185

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	101,856	126,810
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,101,856	1,126,810

TOTAL LIABILITIES	$9,053,418	$8,957,995

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2024 and December 31, 2023	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 and 506,898,576 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	50,761	50,761
Additional paid-in capital	11,168,595	11,168,595
Accumulated other comprehensive loss	(295,985)	(365,350)
Accumulated deficit	(17,156,259)	(13,414,222)
TOTAL HAPI METAVERSE INC STOCKHOLDERS’ DEFICIT	(6,232,888)	(2,560,216)
NON-CONTROLLING INTERESTS	(3,989)	(3,449)
TOTAL STOCKHOLDERS’ DEFICIT	$(6,236,877)	$(2,563,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,816,541	$6,394,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Food & Beverage	$44,723	$48,523
Travel	2,380	-
Services Rendered – related party	-	14,040
Total of Revenue	$47,103	$62,563

Cost of revenues
Food & Beverage – Depreciation	$-	$(4,813)
Food & Beverage – Cost of revenues	(14,054)	(14,167)
Travel – Cost of revenues	(2,370)	-
Services Rendered – Cost of revenues	-	(4,568)
Total Cost of Revenues	$(16,424)	$(23,548)

Gross profit	$30,679	$39,015

Operating expenses:
Depreciation	$(977)	$(471)
General and administrative	(319,872)	(253,853)
Total operating expenses	$(320,849)	$(254,324)

Loss from operations	(290,170)	(215,309)

Other income (expense):
Interest income – related party	$22,141	$11,056
Other income	3,122	1
Interest expense – related party	(40,390)	(11,047)
Foreign exchange (loss) gain	(50,588)	6,347
Unrealized loss on Securities Investment – related party	(3,386,702)	(1,033,212)
Total other expense	$(3,452,417)	$(1,026,855)

Loss before taxes	$(3,742,587)	$(1,242,164)
Provision for income taxes	-	-
Net loss	$(3,742,587)	$(1,242,164)
Less: Net loss attributable to Non-controlling interests	(550)	(203)
Net loss attributable to common shareholders	$(3,742,037)	$(1,241,961)

Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment to common shareholders	$69,365	$(18,082)
Foreign currency translation adjustment to Non-controlling interests	10	15
Total Other Comprehensive Income (Loss), Net of Tax:	$69,375	$(18,067)

Comprehensive Loss Attributable to Common Stockholders
Net loss	$(3,742,037)	$(1,241,961)
Foreign currency translation adjustment	69,365	(18,082)
Total Comprehensive Loss Attributable to Common Stockholders	$(3,672,672)	$(1,260,043)

Comprehensive Loss Attributable to Non-controlling Interests
Net loss	$(550)	$(203)
Foreign currency translation adjustment	10	15
Total Comprehensive Loss Attributable to Non-controlling Interests	$(540)	$(188)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding -
Basic	507,610,326	506,898,576
Diluted	507,610,326	506,898,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UnAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity Deficit
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)
Net loss for the period	-	-	-	-	(1,241,961)	(1,241,961)	(203)	(1,242,164)
Foreign currency translation adjustment	-	-	-	(18,082)	-	(18,082)	15	(18,067)

Balance March 31, 2023	506,898,576	$50,690	$4,679,498	$(333,323)	$(7,530,845)	$(3,133,980)	$(2,039)	$(3,136,019)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity Deficit
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)
Net loss for the period	-	-	-	-	(3,742,037)	(3,742,037)	(550)	(3,742,587)
Foreign currency translation adjustment	-	-	-	69,365	-	69,365	10	69,375

Balance March 31, 2024	507,610,326	$50,761	$11,168,595	$(295,985)	$(17,156,259)	$(6,232,888)	$(3,989)	$(6,236,877)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	3 Months Ended March 31, 2024	3 Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from operation including non-controlling interests	$(3,742,587)	$(1,242,164)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	977	5,284
Non-cash lease expenses	44,018	23,507
Unrealized loss on securities investment – related party	3,386,702	1,033,213

Change in operating assets and liabilities:
Prepaid expenses and other current assets	(10,714)	14,213
Prepaid expenses and other current assets – related party	(21,940)	(25,069)
Accounts payable, other payable and accrued expenses	(23,197)	58,451
Accounts payable, other payable and accrued expenses-related party	-	(159)
Operating lease liabilities	(43,550)	(22,310)
Net cash used in continuing operating activities	$(410,291)	$(155,034)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related party	$243,009	$122,719
Net cash provided by financing activities	$243,009	$122,719

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(167,282)	$(32,315)
Effects of foreign exchange rates on cash and cash equivalents	(11,347)	(71,811)

CASH AND CASH EQUIVALENTS at the beginning of year	745,719	514,260
CASH AND CASH EQUIVALENTS at the end of period	$567,090	$410,134

Supplemental schedule of non-cash investing and financing activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	-	157,647

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $17,156,259 and has net working capital deficit of $5,776,874 at March 31, 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10-Q, such matters create a substantial doubt regarding the Company’s ability to meet their financial needs and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2024 and December 31, 2023, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	March 31, 2024		December 31, 2023
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	50.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
MOC HK Limited	Hong Kong	100.0	*3	100.0	*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*4	100.0	*4
Hapi Metaverse Inc.	Texas	100.0	*5	100.0	*5
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*6	100.0	*6
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*7	100.0	*7
Hapi Travel Ltd.	Hong Kong	100.0	*8	100.0	*8
Hapi Acquisition Pte. Ltd.	Singapore	100.0	*9	100.0	*9
NewRetail-AI Inc.	Nevada	100.0	*10	100.0	*10
Hapi Cafe Co., Ltd	Taiwan	100.0		-

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 (HK$10,000) comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited is the owner of 50% of the issued and outstanding shares of Smart Reward. The remaining 50% of the issued and outstanding shares of Smart Reward are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International, Inc. (“VEII.”)

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 48.68% of the total issued and outstanding shares of Value Exchange International Inc as of March 31, 2024 and December 31, 2023.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 (HK$2) comprising 2 ordinary shares. HCHK is principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 (HK$10) comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. And during the acquisition, a goodwill $60,343 had been generated for the Company.

*[4]	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China.

Hapi Cafe Ltd. is the owner of HCCN. This business was incorporated on October 10, 2022.

*[5]	Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

*[6]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG is principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCDG. This business was incorporated on March 1, 2023.

*[7]	Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCDG is engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCGZ. This business was incorporated on May 19, 2023.

*[8]	Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL is principally engaged in the travel business in Hong Kong.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31,2024, cash of the Group includes, on an as converted basis to US dollars, $368,450, $47,356 and $4,886, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), and Chinese Yuan (“CN ¥”) respectively. As of December 31,2023, cash of the Group includes, on an as converted basis to US dollars, $589,593, $10,704 and $11,327, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), and Chinese Yuan (“CN ¥”) respectively.

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

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services or catering service in the contract by analyzing customer perspective, immateriality, implicit promises, setup activities, and marketing incentives; (ii) determination of whether the promised goods or services or catering service are performance obligations including whether they are distinct in the context of the contract by analyze the contract from the perspective of the customer; (iii) measurement of the transaction price, including the constraint on variable consideration by the expected value method and the most likely amount method ; (iv) allocation of the transaction price to the performance obligations based on a relative stand-alone selling price basis, or the price at which the Company would sell the good or service separately to similar customers in similar circumstances ; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. This should only be done once the transaction is complete and your obligation is fulfilled. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services or catering service it transfers to the customer.

Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from the food and beverage (“F&B”) business by providing quality catering services in HK since October 2022 and in the PRC since January 2023.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. (“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of March 31, 2024. The balance of customer deposits at March 31, 2024 and December 31, 2023 was $0, March 31, 2023, and December 31, 2022 was $7,679, and $2,802, respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the three months ended March 31, 2024 or 2023, respectively.

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

For the three months ended March 31, 2024, the Company recorded other comprehensive gain from a translation gain of $69,375 in the consolidated financial statements. For the three months ended March 31, 2023, the Company recorded other comprehensive loss from a translation loss of ($18,082) in the consolidated financial statements.

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

On March 31, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $(3,989) and $(3,449), respectively.

Recent accounting pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued payroll	$12,892	$13,146
Accrued professional fees	8,325	37,643
Other account payable and accrued expenses	30,892	24,146
Total	$52,109	$74,935

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Cost
Leasehold improvement	$11,230	$11,253
Computer equipment	11,693	11,794
Total cost	$22,923	$23,047

Less: accumulated depreciation #
Leasehold improvement	$11,230	$11,253
Computer equipment	6,172	5,220
Total accumulated depreciation	$17,402	$16,473

NBV at the end of period
Leasehold improvement	$-	$-
Computer equipment	5,521	6,574
Total NBV	$5,521	$6,574

#	–Total of depreciation expenses charged for the three months ended March 31, 2024 and 2023 were $977 and $5,284, respectively, of which $0 and $4,813 were booked under cost of revenue for the three months ended March 31, 2024 and 2023, respectively, and $977 and $471 were booked under general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively.

Note 5. INVESTMENT IN RELATED PARTY

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

On March 31, 2024 and December 31, 2023, The Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2024
Asset
Investment Securities – Fair Value	$504,788	$-	$-	$504,788
Warrants – VEII		877,257	-	877,257

Total Investment in securities at Fair Value	$504,788	$877,257	$-	$1,382,045

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Asset
Investment Securities – Fair Value	$1,425,654	$-	$-	$1,425,654
Warrants – VEII		2,487,854	-	2,487,854

Total Investment in securities at Fair Value	$1,425,654	$2,487,854	$-	$3,913,508

Fair value loss on securities investment was ($3,386,702) and ($1,033,212) in the three months ended March 31, 2024 and 2023, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 9 - Related Party Balance and Transactions, As of March 31, 2024 and December 31, 2023, the fair value of the warrants was $877,257 and $2,487,854 respectively. The Company did not exercise any warrants during the three months ended March 31, 2024 and the years ended December 31, 2023. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of March 31, 2024, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31,	December 31,
	2024	2023

Stock price	$0.024	$0.068
Exercise price	$0.1770	$0.1770
Risk free interest rate	8.50%	8.50%

Annualized volatility	291.68%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	4.44	4.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited (“AIL”) is the Company’s former majority stockholder. On August 30, 2022, AIL entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder. Chan Heng Fai, the Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and Chairman of Alset Inc.’s Board, as well as the majority stockholder of Alset Inc. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of Alset Inc. Chan Heng Fai is compensated by Alset Inc. and AIL. Lui Wai Leung Alan is compensated by AIL. Our Chief Executive Officer, Lee Wang Kei, is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Alset Inc. has provided staff to our Company without charge since becoming our majority stockholder at no incremental effort or expense to its own operations.

The Company sold one of its subsidiaries, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of former majority stockholder AIL) for consideration of S$2.00 on April 18, 2022. The Company has acquired a company, Hapi I Limited, from Chan Heng Fai (the majority stockholder of Alset Inc.) for consideration of S$2.00 on September 5, 2022. HICafe is a coffee shop chain initiative in China, Hong Kong and Taiwan consisting of a four-in-one concept, comprising a coffee shop, co-working place, travel, and metaverse show case. Hapi Metaverse technology will be utilized by the Hapi Cafe membership program.

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022 and terminated on June 30, 2023. VEII provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services. As of March 31, 2024, the Company has an amount due to Alset Inc. of $1,843,242, AIL of $2,521,334, an amount due to fellow subsidiaries of $2,000,125 an amount due to director of $4,181 plus an amount due from 2 associated companies of AIL of ($6). As of December 31, 2023, the Company has an amount due to Alset Inc. of $1,815,268, AIL of $2,508,868, an amount due to fellow subsidiaries of $1,879,508, an amount due to director of $4,153, plus an amount due from 2 associated companies of AIL of ($6).The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of March 31, 2024, $100,000.00 credit was advanced, and interest income of $1,995 is included in interest income for the three months ended March 31, 2024. Alset Inc acted as an intermediary to pay the money directly to VEII, A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000.00 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum, the Note may be converted in whole or in part, into fully-paid and non-assessable shares of Common Stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty. As of March 31, 2024, $1,400,000.00 remains unpaid, and interest expense of $27,923 is included in interest expense for the three months ended March 31, 2024. The Loan Amount borrowed from Alset was used by the Company to fulfill the Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai (the majority stockholder of Alset Inc.), for a consideration of $214,993 (HK$1,684,657). On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from an individual unaffiliated with the Company.

On December 14, 2023, the company entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the company converts this loan into shares of VEII Common Stock, the conversion price shall be $0.045 per share. In the event that the company elects to convert any portion of the loan into shares of VEII Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the company five (5) detachable warrants for each share of VEII Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the company has not converted the Loan Amount. As of March 31, 2024, $1,000,000 credit was advanced, and interest income of $19,945 is included in interest income for the three months ended March 31, 2024.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,000,000.00 (the “Loan Amount”) from AIL in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 5% percent per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset International early and without penalty. As of March 31, 2024, $1,000,000.00 remains unpaid, and interest expense of $12,466 is included in interest expense for the three months ended March 31, 2024. The Loan Amount borrowed from AIL was used by the Company to fulfill the Credit Agreement between the Company and VEII.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung, Mr. Wong Tat Keung and Mr. Lim Sheng Hon, Danny).

Note 7. GOODWILL

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

The following table summarizes changes in the carrying amount of goodwill for the three months ended March 31, 2024 and the years ended December 31, 2023.

	March 31, 2024	December 31, 2023

Balance at beginning of the year	$60,273	$60,343
Foreign currency exchange adjustment	(124)	(70)
Balance as of end of the period	$60,149	$60,273

Note 8. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 1.36 years, with a weighted-average discount rate of the 4.4%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $2,825 and $2,014 which was included in general and administrative expenses in the statements of operations for the three months ended March 31, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $43,395 and $18,918 for the three months ended March 31, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2024	December 31, 2023

Right-of-use assets	$223,794	$267,727

Lease liabilities - current	129,577	148,088
Lease liabilities - non-current	101,856	126,810
Total lease liabilities	$231,433	$274,898

As of March 31, 2024, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ended March 31, 2025	$136,199
12 months ended March 31, 2026	65,969
12 months ended March 31, 2027	38,712
Total undiscounted lease payments	240,880
Less: Imputed interest	(9,447)
Present value of lease liabilities	$231,433
Operating lease liabilities - current	129,577
Operating lease liabilities - non-current	$101,856

Note 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three months ended March 31, 2024.

On April 18, 2024, the Company invested $2,442 (SG$3,300) for an 100% ownership interest in Hapi Café Co., Ltd. (“HCTW”), HCTW was incorporated in Republic of China (Taiwan) on October 25, 2022. HCTW is engaged in the food and beverage business in Republic of China (Taiwan).

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

Background and business

Hapi Metaverse Inc., formerly known as GigWorld Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd., formerly known as HotApps International Pte Ltd (“HIP”) from Alset International Limited (“AIL”), formerly known as Singapore eDevelopment Limited. AIL is our former largest stockholder. HIP owned certain intellectual property relating to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, AIL entered into a stock purchase with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

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

On July 5, 2022, Hapi Cafe Limited (“HCHK”) was incorporated. HCHK is be principally engaged in the food and beverage business in Hong Kong.

On October 5, 2022, HCHK acquired MOC HK Limited (“MOC”) and is principally engaged in the food and beverage business in Hong Kong.

On October 10, 2022, Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China and is principally engaged in the food and beverage business in Mainland China.

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

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following growth strategy:

●	Operation of global eCommerce marketplace bringing quality lifestyle products;
●	partner with technology providers to offer services for membership management, ecommerce, loyalty reward management, metaverse platform for community; and
●	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Achieved and Target Milestones

In 2023, we achieved the following milestones:

●	Developed a Direct Marketing Platform in mobile app integrating marketing, resources management and product ordering integrated with back end system;
●	Developed a loyalty program SDK(System Development Kit) for retail mobile Application;
●	Developed a metaverse product and training platform for collaborative training and product showcasing; and
●	Developed an Artificial Intelligence Customer Service Chatbot

During 2024 we plan to:

●

Further enhance our software solution to fit the need of direct to consumer commerce with AI an Metaverse services;

Development and operation of Global eCommerce Marketplace, www.hapimarketplace, primarily for direct to consumer lifestyle products

●	Achieve a closer partnership with VEII for Digital transformation of Retail sectors including loyalty programs, Electronic Sales Label management, Know your customer (KYC) solution and AI customer Service.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	Operation of global ecommerce marketplace;
●	IT services in serving retail business sector; and
●	digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	leveraging the membership base for Hapi Cafe and direct marketing business of the group for launching of global marketplace;
●	Continuous strengthening of new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization – structure - to effectively adapt to the growth and contraction of operation based on market and sales pipelines.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2024 and 2023

Revenue

Revenue consists primarily of the services rendered to customers in the amount of $0 and $14,040, respectively, for the three months ended March 31, 2024 and 2023. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. Additional revenue also generated from F&B business, MOC and HCDG were $44,723 and $48,523, respectively, for the three months ended March 31, 2024 and 2023. And revenue generated from Travel business, HTL, were $2,380 and $0 respectively, for the three months ended March 31, 2024 and 2023. Total revenues were $47,103 and $62,563, respectively, for the three months ended March 31, 2024 and 2023. The decrease in revenue was mainly due to the termination of AI chatbot service on June 30, 2023.

Cost of revenue

Cost of revenue consists primarily of outside service fees incurred directly to the project. Total cost of revenue for the three months ended March 31, 2024 and 2023 were $0 and $4,568, respectively. The cost from F&B revenue were $14,054 and $18,980 respectively, for the three months ended March 31, 2024 and 2023, of which $0 and $4,813 were depreciation for leasehold improvement respectively. The cost from Travel revenue were $2,370 and $0 respectively, for the three months ended March 31, 2024 and 2023. Total cost of revenue for the three months ended March 31, 2024 and 2023 were $16,424 and $23,548, respectively. The decrease in cost of revenue is due to the termination of AI chatbot service on June 30, 2023.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended March 31, 2024 and 2023 were $320,849 and $254,324, of which $977 and $471 were depreciation expenses and $2,411 and $3,929 were rent expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, and $121,002 increase of salaries expenses due to the expansion in the F&B and Travel business.

Other Income (Expense)

Total other income (expenses) for the three months ended March 31, 2024 and 2023 were ($3,452,417) and ($1,026,855), of which $22,141 and $11,056 in interest income, ($3,386,702) and ($1,033,212) in unrealized loss on securities investment, $3,122 and $1 in other income, ($40,390) and ($11,047) in interest expenses, and ($50,588) and $6,347 in foreign exchange gain, respectively. The increase of other expenses was mainly due to $2,353,490 increase of expenses due to the fair value loss of VEII shares and warrants.

Liquidity and Capital Resources

At March 31, 2024, we had cash of $567,090 and a working capital deficit of $5,776,874. The increase in the working capital deficit during the three months ended March 31, 2024 was due to the increase in the loss on investment in securities.

We had a total stockholders’ deficit of $6,236,877 and an accumulated deficit of $17,156,259 as of March 31, 2024 compared with a total stockholders’ deficit of $2,563,665 and an accumulated deficit of $13,414,222 as of December 31, 2023. This difference is primarily due to the net loss incurred during the period.

For the three months ended March 31, 2024, we recorded a net loss of $3,742,587.

We had net cash used in operating activities of $410,291 for the three months ended March 31, 2024. We had a negative change of $29,301 due to accounts receivable, $2,850 due to prepaid expenses and $43,550 due to change in operating lease liability and $23,197 due to accounts payable and accrued expenses. A positive change of $3,386,702 due to unrealized loss on security investment, $44,018 in non-cash lease expenses.

For the three months ended March 31, 2023, we recorded a net loss of $1,242,164.

We had net cash used in operating activities of $155,034 for the three months ended March 31, 2023. We had a negative change of $25,936 due to accounts receivable, $6,779 due to prepaid expenses and $22,310 due to change in operating lease liability. A positive change of $1,033,213 due to unrealized loss on security investment, $23,507 in non-cash lease expenses and $58,292 due to accounts payable and accrued expenses.

For the three months ended March 31, 2024, we had net cash provided by financial activities of $243,009, of which $243,009 was due to advances from related parties. For the three months ended March 31, 2023, we had net cash provided by financial activities of $122,719, of which $122,719 was due to advances from related parties.

As of March 31, 2024, we have fixed operating office lease agreements in Hong Kong and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $14,690,424 from inception though March 31, 2024 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services or catering service in the contract by analyzing customer perspective, immateriality, implicit promises, setup activities, and marketing incentives; (ii) determination of whether the promised goods or services or catering service are performance obligations including whether they are distinct in the context of the contract by analyze the contract from the perspective of the customer; (iii) measurement of the transaction price, including the constraint on variable consideration by the expected value method and the most likely amount method; (iv) allocation of the transaction price to the performance obligations based on a relative stand-alone selling price basis, or the price at which the Company would sell the good or service separately to similar customers in similar circumstances; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. This should only be done once the transaction is complete and your obligation is fulfilled. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services or catering service it transfers to the customer.

Costs to obtain or fulfill a contract are expensed as incurred.

The Company began generating revenue from the food and beverage (“F&B”) business by providing quality catering services in HK since October 2022 and in the PRC since January 2023.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. (“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of March 31, 2024. The balance of customer deposits at March 31, 2024 and December 31, 2023 was $0, March 31, 2023, and December 31, 2022 was $7,679, and $2,802, respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2024 or 2023, respectively.

Investment in Securities – related party

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.68%) of VEII. Which are recorded at fair value of $504,787 and $1,425,654 at March 31, 2024 and December 31, 2023, respectively. ($3,386,702) and ($1,033,212) in unrealized (loss) were recognized during the three months ended March 31, 2024 and 2023, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of March 31, 2024 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2024, we had material weaknesses: 1) in our internal control over financial reporting because our small accounting team; 2) lack of higher-level supervisory or review function, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

HAPI METAVERSE INC.

Date: May 14, 2024	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

