Form 10-Q
period 2024-06-30
Hapi Metaverse Inc.
filed 2024-08-08
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of August 8, 2024, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$416,722	$745,719
Prepaid expenses and other current assets	154,907	127,017
Prepaid expenses and other current assets – related party	109,764	65,885

Investment in securities at fair value – related party	2,890,018	3,913,508
TOTAL CURRENT ASSETS	3,571,411	4,852,129

Property and equipment, net	54,626	6,574
Convertible promissory note receivable – related party	483,457	1,207,627
Goodwill	60,278	60,273
Operating lease right-of-use assets, net	667,955	267,727
TOTAL ASSETS	$4,837,727	$6,394,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,610	74,935
Accrued taxes	-	371
Amount due to related parties	6,946,715	6,207,791
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	248,000	148,088
TOTAL CURRENT LIABILITIES	8,646,325	7,831,185

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	462,214	126,810
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,462,214	1,126,810

TOTAL LIABILITIES	$10,108,539	$8,957,995

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2024 and December 31, 2023	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 and 506,898,576 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	50,761	50,761
Additional paid-in capital	11,168,595	11,168,595
Accumulated other comprehensive loss	(229,046)	(365,350)
Accumulated deficit	(16,256,945)	(13,414,222)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(5,266,635)	(2,560,216)
NON-CONTROLLING INTERESTS	(4,177)	(3,449)
TOTAL STOCKHOLDERS’ DEFICIT	$(5,270,812)	$(2,563,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,837,727	$6,394,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues:
Food & Beverage	$87,153	$52,904	$131,876	$101,427
Travel	-	-	2,380	-
Services Rendered – related party	-	14,034	-	28,074
Total Revenues	$87,153	$66,938	$134,256	$129,501

Cost of Revenues
Food & Beverage – depreciation	$(2,531)	$(1,578)	$(2,531)	$(6,391)
Food & Beverage – cost of revenues	(25,252)	(14,706)	(39,306)	(28,873)
Travel – cost of revenues	-	-	(2,370)	-
Services Rendered – cost of revenues	-	(4,570)	-	(9,138)
Total Cost of Revenues	$(27,783)	$(20,854)	$(44,207)	$(44,402)

Gross profit	$59,370	$46,084	$90,049	$85,099

Operating expenses:
Depreciation	$(1,032)	$(618)	$(2,009)	$(1,089)
General and administrative	(354,014)	(172,444)	(673,886)	(426,297)
Impairment loss on goodwill	(353,616)	-	(353,616)	-
Total operating expenses	$(708,662)	$(173,062)	$(1,029,511)	$(427,386)

Loss from operations	(649,292)	(126,978)	(939,462)	(342,287)

Other income (expense):
Interest income – related party	$22,271	$27,944	$44,412	$39,000
Other income	515	10	3,637	11
Interest expense – related party	(40,393)	(27,923)	(80,783)	(38,970)
Foreign exchange (loss)	(73,009)	(49,046)	(123,597)	(42,699)
Unrealized gain (loss) on Securities Investment – related party	1,639,043	68,881	(1,747,659)	(964,331)
Total other income (expense)	$1,548,427	$19,866	$(1,903,990)	$(1,006,989)

Income (loss) before taxes	$899,135	$(107,112)	$(2,843,452)	$(1,349,276)
Provision for income taxes	-	-	-	-
Net income (loss)	$899,135	$(107,112)	$(2,843,452)	$(1,349,276)
Less: Net loss attributable to non-controlling interests	(179)	(678)	(729)	(881)
Net income (loss) attributable to common shareholders	$899,314	$(106,434)	$(2,842,723)	$(1,348,395)

Other comprehensive income, net of tax:
Foreign currency translation adjustment to common shareholders	$66,939	$61,996	$136,304	$43,914
Foreign currency translation adjustment to non-controlling interests	(9)	(3)	1	12
Total Other comprehensive income, net of tax:	$66,930	$61,993	$136,305	$43,926

Comprehensive income / (loss) attributable to common stockholders
Net income / (loss)	$899,314	$(106,434)	$(2,842,723)	$(1,348,395)
Foreign currency translation adjustment	66,939	61,996	136,304	43,914
Total Comprehensive income / (loss) attributable to common stockholders	$966,253	$(44,438)	$(2,706,419)	$(1,304,481)

Comprehensive loss attributable to non-controlling interests
Net loss	$(179)	$(678)	$(729)	$(881)
Foreign currency translation adjustment	(9)	(3)	1	12
Total Comprehensive loss attributable to non-controlling interests	$(188)	$(681)	$(728)	$(869)

Net income (loss) per common share – basic and diluted
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding -
Basic	507,610,326	507,430,433	507,610,326	507,165,974
Diluted	510,410,326	507,430,433	507,610,326	507,165,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UnAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)
Net loss for the period	-	-	-	-	(3,742,037)	(3,742,037)	(550)	(3,742,587)
Foreign currency translation adjustment	-	-	-	69,365	-	69,365	10	69,375

Balance March 31, 2024	507,610,326	$50,761	$11,168,595	$(295,985)	$(17,156,259)	$(6,232,888)	$(3,989)	$(6,236,877)
Net income (loss) for the period	-	-	-	-	899,314	899,314	(179)	899,135
Foreign currency translation adjustment	-	-	-	66,939	-	66,939	(9)	66,930

Balance June 30, 2024	507,610,326	$50,761	$11,168,595	$(229,046)	$(16,256,945)	$(5,266,635)	$(4,177)	$(5,270,812)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)
Net loss for the period	-	-	-	-	(1,241,961)	(1,241,961)	(203)	(1,242,164)
Foreign currency translation adjustment	-	-	-	(18,082)	-	(18,082)	15	(18,067)

Balance March 31, 2023	506,898,576	$50,690	$4,679,498	$(333,323)	$(7,530,845)	$(3,133,980)	$(2,039)	$(3,136,019)
Issuance of common stock	711,750	71	641			712	-	712
Net (loss) for the period	-	-	-	-	(106,434)	(106,434)	(678)	(107,112)
Foreign currency translation adjustment	-	-	-	61,996	-	61,996	(3)	61,993

Balance June 30, 2023	507,610,326	$50,761	$4,680,139	$(271,327)	$(7,637,279)	$(3,177,706)	$(2,720)	$(3,180,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	6 Months Ended June 30, 2024	6 Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from operation including non-controlling interests	$(2,843,452)	$(1,349,276)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	4,540	7,480
Non-cash lease expenses	113,232	59,520
Provision for impairment of account receivable	-	3,272
Common stock issued for services	-	712
Impairment loss on goodwill	353,616	-
Unrealized loss on securities investment – related party	1,747,659	964,332

Change in operating assets and liabilities:
Prepaid expenses and other current assets	29,338	6,800
Prepaid expenses and other current assets – related party	(43,879)	(57,285)
Accounts payable, other payable and accrued expenses	(26,376)	10,040
Accounts payable, other payable and accrued expenses-related party	-	(159)
Operating lease liabilities	(109,870)	(56,309)
Net cash used in continuing operating activities	$(775,192)	$(410,873)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,758)	$(1,587)
Acquisition of MOC (HK) Limited	-	(214,993)
Acquisition of Hapi Café Co., Limited (TW)	5,631	-
Net cash provided by (used in) investing activities	$873	$(216,580)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related party	$382,487	$562,547
Net cash provided by financing activities	$382,487	$562,547

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(391,832)	$(64,906)
Effects of foreign exchange rates on cash and cash equivalents	62,835	36,422

CASH AND CASH EQUIVALENTS at the beginning of period	745,719	514,260
CASH AND CASH EQUIVALENTS at the end of period	$416,722	$485,776

Supplemental schedule of non-cash investing and financing activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	126,334	157,647

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred accumulated net losses of $16,256,945 and has net working capital deficit of $5,074,914 at June 30, 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024. Results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2024 and December 31, 2023, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	June 30, 2024		December 31, 2023
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	50.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
MOC HK Limited	Hong Kong	100.0	*3	100.0	*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*4	100.0	*4
Hapi Metaverse Inc.	Texas	100.0	*5	100.0	*5
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*6	100.0	*6
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*7	100.0	*7
Hapi Travel Ltd.	Hong Kong	100.0	*8	100.0	*8
Hapi Acquisition Pte. Ltd.	Singapore	100.0	*9	100.0	*9
NewRetail-AI Inc.	Nevada	100.0	*10	100.0	*10
Hapi Cafe Co., Ltd	Taiwan	100.0	*11	-

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 (HK$10,000) comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 48.68% of the total issued and outstanding shares of Value Exchange International Inc as of June 30, 2024 and December 31, 2023.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 (HK$2) comprising 2 ordinary shares. HCHK is principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 (HK$10) comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong. Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company.

*[4]	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN plans to be principally engaged in the food and beverage business in Mainland China. Hapi Cafe Ltd. is the owner of HCCN.

*[5]	Hapi Metaverse Inc. was incorporated in Texas on November 28, 2022 with an issued and paid-up share capital of $0.1 comprising 100 ordinary shares.

*[6]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG is principally engaged in the food and beverage business in Mainland China. HCCN is the owner of HCDG.

*[7]	Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCGZ is engaged in the food and beverage business in Mainland China. HCCN is the owner of HCGZ.

*[8]	Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL is principally engaged in the travel business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of HTL. This business was acquired on June 14, 2023 via transaction under common control. The acquisition result in a deemed dividend of $214,174 for the Company.

*[9]	Hapi Acquisition Pte. Ltd. (“HAPL”) was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares.

*[10]	NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares.

*[11]	Hapi Café Co., Ltd. (“HCTW”) was incorporated in Republic of China (Taiwan) on October 25, 2022 with an issued and paid-up share capital of $2,442 (SG$3,300) comprising 100,000 ordinary shares. HCTW is engaged in the food and beverage business in Republic of China (Taiwan).

HAPL is the owner of HCTW. This business was acquired on April 18, 2024 from an independent third party. Goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill of $353,616 as a loss during the six months ended June 30, 2024 due to the poor financial situation of HCTW.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2024, cash of the Group includes, on an as converted basis to US dollars, $284,063, $36,624, $27,870 and $4,217, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”) respectively. As of December 31, 2023, cash of the Group includes, on an as converted basis to US dollars, $589,593, $10,704 and $11,327, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), and Chinese Yuan (“CN ¥”) respectively.

Investment in Securities at Fair Value – Related Party

The Company currently has an investment in VEII, a related party, consisting of 21,120,795 shares of common shares and 36,723,160 shares of warrants. The Company had elected the fair value option, or “FVO,” and the Company continues to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Office Equipment	3 - 7 years
Operating Equipment	3 – 6 years
Leasehold improvement	Lesser of the life of the asset or the lease term

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

The Company began generating revenue from the food and beverage (“F&B”) business by providing quality catering services in Hong Kong since October 2022 and in the PRC since January 2023. The Company recognizes this revenue at a point in time when the Company provides the product to the customer.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. (“VEII”) located in Hong Kong, was conducted on a monthly basis from 2022 to 2023. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of June 30, 2024. The balance of customer deposits at both June 30, 2024 and December 31, 2023 was $0. The balance of customer deposits at June 30, 2023, and December 31, 2022 was $2,789, and $2,802, respectively. The Company recognized this revenue over the time of the service contracts with VEII on a monthly basis as the Company provided the services to VEII in accordance with the contract.

In June 2023, the Company acquired a travel business and began generating revenue by providing airfare and travel accommodation booking services in HK. The Company recognizes this revenue at a point in time when the Company provides the service to the customer.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the six months ended June 30, 2024 or 2023, respectively.

Foreign currency translation

Items included in the consolidated financial statements of each entity in the Group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Mainland China and Taiwan are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Chinese Yuan (CN ¥) and New Taiwan Dollar (NT$), which are also the functional currencies of these entities.

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

The Company’s entities with functional currency of Singapore Dollar, Hong Kong Dollar, Chinese Yuan and New Taiwan Dollar, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the three and six months ended June 30, 2024, the Company recorded other comprehensive gain from a translation of $66,930 and $136,305 in the consolidated financial statements, respectively. For the three and six months ended June 30, 2023, the Company recorded other comprehensive loss from a translation of $61,993 and $43,926 in the consolidated financial statements, respectively.

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

On June 30, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $(4,177) and $(3,449), respectively.

Recent accounting pronouncement

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued payroll	$19,974	$13,146
Accrued professional fees	12,414	37,643
Other account payable and accrued expenses	19,222	24,146
Total	$51,610	$74,935

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Cost
Leasehold improvement	$40,398	$11,253
Computer equipment	35,186	11,794
Total cost	$75,585	$23,047

Less: accumulated depreciation #
Leasehold improvement	$12,687	$11,253
Computer equipment	8,272	5,220
Total accumulated depreciation	$20,959	$16,473

NBV at the end of period
Leasehold improvement	$27,712	$-
Computer equipment	26,914	6,574
Total NBV	$54,626	$6,574

#

–Total depreciation expenses charged for the three months ended June 30, 2024 and 2023 were $3,563 and $2,196, respectively, of which $2,531 and $1,578 were booked under cost of revenue for the three months ended June 30, 2024 and 2023, respectively, and $1,032 and $618 were booked under general and administrative expenses for the three months ended June 30, 2024 and 2023, respectively.

–Total depreciation expenses charged for the six months ended June 30, 2024 and 2023 were $4,540 and $7,480, respectively, of which $2,531 and $6,391 were booked under cost of revenue for the six months ended June 30, 2024 and 2023, respectively, and $2,009 and $1,089 were booked under general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively.

Note 5. INVESTMENT IN RELATED PARTY

The Company elected the fair value option, or “FVO,” for, and therefore the Company continued to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825-10-15-4, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date( as provided for by ASC 825-10-50-31).

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

On June 30, 2024 and December 31, 2023, The Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2024
Asset
Investment Securities – Fair Value	$-	$1,056,039	$-	$1,056,039
Warrants – VEII	-	1,833,979	-	1,833,979

Total Investment in securities at Fair Value	$-	$2,890,018	$-	$2,890,018

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Asset
Investment Securities – Fair Value	$-	$1,425,654	$-	$1,425,654
Warrants – VEII		2,487,854	-	2,487,854

Total Investment in securities at Fair Value	$-	$3,913,508	$-	$3,913,508

Fair value gain on securities investment was $1,639,043 and $68,881 in the three months ended June 30, 2024 and 2023, respectively. These gain were recorded directly to net gain.

Fair value loss on securities investment was $1,747,659 and $964,331 in the six months ended June 30, 2024 and 2023, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 9 - Related Party Balance and Transactions, As of June 30, 2024 and December 31, 2023, the fair value of the warrants was $1,833,979 and $2,487,854, respectively. The Company did not exercise any warrants during the six months ended June 30, 2024 and the year ended December 31, 2023. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of June 30, 2024, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2024	December 31, 2023

Stock price	$0.050	$0.068
Exercise price	$0.1770	$0.1770
Risk free interest rate	8.50%	8.50%
Annualized volatility	329.13%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	4.19	4.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited (“AIL”) is the Company’s former majority stockholder. On August 30, 2022, AIL entered into a stock purchase agreement with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder. Chan Heng Fai, the Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and Chairman of Alset Inc.’s Board, as well as the majority stockholder of Alset Inc. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of Alset Inc. Chan Heng Fai is compensated by Alset Inc. and AIL. Lui Wai Leung Alan is compensated by AIL. Our Chief Executive Officer, Lee Wang Kei, is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Alset Inc. has provided staff to our Company without charge since becoming our majority stockholder at no incremental effort or expense to its own operations.

The Company sold one of its subsidiaries, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of former majority stockholder AIL) for consideration of S$2.00 on April 18, 2022. The Company has acquired a company, Hapi Cafe Limited, from Chan Heng Fai (the majority stockholder of Alset Inc.) for consideration of S$2.00 on September 5, 2022. Hapi Cafe is a coffee shop chain initiative in China, Hong Kong and Taiwan consisting of a four-in-one concept, comprising a coffee shop, co-working place, travel, and metaverse showcase. Hapi Metaverse technology will be utilized by the Hapi Cafe membership program.

The Company has a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022 and terminated on June 30, 2023. VEII provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services.

As of June 30, 2024, the Company has an amount due to Alset Inc. of $1,871,113, AIL of $2,533,800, an amount due to fellow subsidiaries of $2,537,613, and an amount due to a director of $4,189. As of December 31, 2023, the Company has an amount due to Alset Inc. of $1,815,268, AIL of $2,508,868, an amount due to fellow subsidiaries of $1,879,508, an amount due to a director of $4,153, and an amount due from two associated companies of AIL of ($6). The above amounts due to related parties were interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of Value Exchange Common Stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of June 30, 2024, $100,000 credit was advanced, and interest income of $1,995 and $3,898 are included in interest income for the three and six months ended June 30, 2024, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,400,000 (the “Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 8% percent per annum. The Note may be converted in whole or in part, into fully-paid and non-assessable shares of Common Stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset early and without penalty. As of June 30, 2024, $1,400,000 remains unpaid, and interest expenses of $27,923 and $55,847 are included in interest expenses for the three and six months ended June 30, 2024, respectively. The Loan Amount borrowed from Alset was used by the Company to fulfill the Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai, for a consideration of $214,993 (HK$1,684,657). On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from an individual unaffiliated with the Company.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII Common Stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of June 30, 2024, $1,000,000 credit was advanced, and interest income of $19,945 and $39,890 are included in interest income for the three and six months ended June 30, 2024, respectively.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company has borrowed $1,000,000 (the “Loan Amount”) from AIL in exchange for a Convertible Promissory Note (the “Note”). The term of the Note is three years with simple interest at a rate of 5% percent per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the Loan Amount to Alset International early and without penalty. As of June 30, 2024, $1,000,000 remains unpaid, and interest expenses of $12,466 and $24,932 are included in interest expenses for the three and six months ended June 30, 2024, respectively. The Company used the Loan Amount borrowed from AIL to fulfill the Credit Agreement between the Company and VEII.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Note 7. GOODWILL

The Company continually evaluates potential acquisitions that align with the Company’s plans, namely, starting the F&B business in Asia. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth. On October 4, 2022, the Company completed its F&B business acquisition of MOC HK Limited (“MOC”), a F&B business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On April 18, 2024, the Company completed its F&B business acquisition of Hapi Café Company Limited (“HCTW”), a F&B business started in Taiwan. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As of the date of acquisition, HCTW had a total of $429,962 due to a related party, Alset Business Development Pte. Ltd, (“ABDPL”) a fellow subsidiary of Alset Inc., the ultimate parent company. HCTW borrowed the money from ABDPL since 2022 for its business start-up and daily operations. As a result of the acquisition of HCTW, the Company assumed HCTW’s amounts due to ABDPL.

As a result of the acquisition of HCTW, goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead they are reviewed periodically for impairment. The Company impaired the goodwill $353,616 as a loss during the six months ended June 30, 2024 due to the poor financial situation of HCTW.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2024 acquisition:

HCTW
Purchase Price
Cash	$3,300
Total purchase consideration	$3,300

Purchase Price Allocation
Assets acquired
Current assets	$24,175
Deposit	41,987
Property and Equipment, net	47,890
Operating lease right-of-use assets, net	379,424
Total assets acquired	$493,476

Liabilities assumed:
Current liabilities	$(2,680)
Due to related party	(429,962)
Operating lease liability	(411,150)
Total liabilities assumed	$(843,792)

Net assets acquired	$(350,316)
Goodwill	$353,616
Total purchase consideration	$3,300

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

The following table summarizes changes in the carrying amount of goodwill for the six months ended June 30, 2024 and the year ended December 31, 2023.

	June 30, 2024	December 31, 2023

Balance at beginning of the period	$60,273	$60,343
Add: acquisition of HCTW	353,616	-
Less: impairment loss of goodwill of HCTW	(353,616)	-
Foreign currency exchange adjustment	5	(70)
Balance as of end of the period	$60,278	$60,273

Note 8. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 3.22 years, with a weighted-average discount rate of the 3.3%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $4,877 and $2,631 which was included in general and administrative expenses in the statements of operations for the three months ended June 30, 2024 and 2023, respectively; and lease expenses amounted to $7,702 and $4,645 which was included in general and administrative expenses in the statements of operations for the six months ended June 30, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $119,458 and $56,362 for the six months ended June 30, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2024	December 31, 2023

Right-of-use assets	$667,955	$267,727

Lease liabilities - current	248,000	148,088
Lease liabilities - non-current	462,214	126,810
Total lease liabilities	$710,214	$274,898

As of June 30, 2024, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ended June 30, 2025	$266,156
12 months ended June 30, 2026	202,136
12 months ended June 30, 2027	180,334
12 months ended June 30, 2028	97,509
Total undiscounted lease payments	746,135
Less: Imputed interest	(35,921)
Present value of lease liabilities	$710,214
Operating lease liabilities - current	248,000
Operating lease liabilities - non-current	$462,214

Note 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the six months ended June 30, 2024.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On July 15, 2024, the Company loaned VEII $110,000. Under the Credit Agreement, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII Common Stock, the conversion price shall be $0.06 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII Common Stock in lieu of cash payment in satisfaction of that loan. At the time of this filing, the Company has not converted the Loan Amount.

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

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems and network marketing platforms. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition we are continuing our development activities in blockchain in order to prepare for future client opportunities.

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

On April 18, 2024, HAPL acquired Hapi Café Company Limited (“HCTW”) and is principally engaged in the food and beverage business in Republic of China (Taiwan).

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

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following plan of operations:

●	Operation of global eCommerce marketplace bringing quality lifestyle products;
●	partner with technology providers to offer services for membership management, ecommerce, loyalty reward management, metaverse platform for community; and
●	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Achieved and Target Milestones

In 2023, we achieved the following milestones:

●	Developed a Direct Marketing Platform in mobile app integrating marketing, resources management and product ordering integrated with back end system;
●	Developed a loyalty program SDK(System Development Kit) for retail mobile Application;
●	Developed a metaverse product and training platform for collaborative training and product showcasing; and
●	Developed an Artificial Intelligence Customer Service Chatbot.

During 2024 we plan to:

●	Further enhance our software solution to fit the need of direct to consumer commerce with AI an Metaverse services;
●	Engage in the Development and operation of a Global eCommerce Marketplace, www.hapi-marketplace.com, primarily for direct to consumer lifestyle products; and

●	Achieve a closer partnership with VEII for Digital transformation of Retail sectors including loyalty programs, Electronic Sales Label management, Know your customer (KYC) solution and AI customer Service.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	Operation of global ecommerce marketplace;
●	IT services in serving retail business sector; and
●	digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	leveraging the membership base for Hapi Cafe and direct marketing business of the group for launching of global marketplace;
●	Continuous strengthening of new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and project and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengthens:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization – structure - to effectively adapt to the growth and contraction of operation based on market and sales pipelines.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2024 and 2023

Revenue

Revenue consists primarily of F&B business, MOC, HCDG and HCTW, were $87,153 and $52,904, respectively, for the three months ended June 30, 2024 and 2023. And revenue generated from the travel business, HTL, were $0 and $0 respectively, for the three months ended June 30, 2024 and 2023. Additional revenue also generated services rendered to customers in the amount of $0 and $14,034, respectively, for the three months ended June 30, 2024 and 2023. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022 and this service was terminated on June 30, 2023. Total revenues were $87,153 and $66,938, respectively, for the three months ended June 30, 2024 and 2023. The increase in revenue was mainly generated from HCTW after the acquisition on April 18, 2023.

Cost of revenue

Cost of revenue consists primarily of F&B revenue were $27,783 and $16,284 respectively, for the three months ended June 30, 2024 and 2023, of which $2,531 and $1,578 were depreciation for computer equipment and leasehold improvement respectively. The cost from outside service fees incurred directly to the project, total cost of revenue for the six months ended June 30, 2024 and 2023 were $0 and $4,570, respectively. Total cost of revenue for the three months ended June 30, 2024 and 2023 were $27,783 and $20,854, respectively. The increase in cost of revenue is due to HCTW after the acquisition on April 18, 2023.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended June 30, 2024 and 2023 were $708,662 and $173,062, of which $353,616 and $0 were impairment loss on goodwill, $1,032 and $618 were depreciation expenses and $3,512 and ($365) were rent expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, and $126,142 increase of salary expenses due to the expansion in the F&B and the travel business, and $353,616 for the impairment on goodwill after the acquisition of HCTW.

Other Income

Total other income for the three months ended June 30, 2024 and 2023 were $1,548,427 and $19,886, of which $22,271 and $27,944 in interest income, $1,639,043 and $68,881 in unrealized gain on securities investment, $515 and $10 in other income, ($40,393) and ($27,923) in interest expenses, and ($73,009) and ($49,046) in foreign exchange loss, respectively. The increase of other income was mainly due to $1,570,162 increase of expenses due to the fair value loss of VEII shares and warrants.

For the unaudited six months period ending June 30, 2024 and 2023

Revenue

Revenue consists primarily of F&B business, MOC, HCDG and HCTW, were $131,876 and $101,427, respectively, for the six months ended June 30, 2024 and 2023. Revenue generated from the travel business, HTL, was $2,380 and $0 respectively, for the six months ended June 30, 2024 and 2023. Additional revenue also generated services rendered to customers in the amount of $0 and $28,074, respectively, for the six months ended June 30, 2024 and 2023. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022, and this service was terminated on June 30, 2023. Total revenues were $134,256 and $129,501, respectively, for the six months ended June 30, 2024 and 2023. The increase in revenue was mainly generated from HCTW after the acquisition on April 18, 2023.

Cost of revenue

Cost of revenue consists primarily of F&B revenue were $41,837 and $35,264 respectively, for the six months ended June 30, 2024 and 2023, of which $2,531 and $6,391 were depreciation for computer equipment and leasehold improvement respectively. The cost from Travel revenue were $2,370 and $0 respectively, for the six months ended June 30, 2024 and 2023. The cost from outside service fees incurred directly to the project, total cost of revenue for the six months ended June 30, 2024 and 2023 were $0 and $9,138, respectively. Total cost of revenue for the six months ended June 30, 2024 and 2023 were $44,207 and $44,402, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the six months ended June 30, 2024 and 2023 were $1,029,511 and $427,386, of which $353,616 and $0 were impairment loss on goodwill, $2,009 and $1,089 were depreciation expenses and $5,923 and $3,564 were rent expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, and $247,144 increase of salary expenses due to the expansion in the F&B and the travel business, and $353,616 for the impairment on goodwill after the acquisition of HCTW.

Other Income (Expense)

Total other income (expenses) for the six months ended June 30, 2024 and 2023 were ($1,903,990) and ($1,006,989), of which $44,412 and $39,000 in interest income, ($1,747,659) and ($964,331) in unrealized loss on securities investment, $3,637 and $11 in other income, ($80,783) and ($38,970) in interest expenses, and ($123,597) and ($42,699) in foreign exchange loss, respectively. The increase of other expenses was mainly due to $81,116 increase of expenses due to foreign exchange loss, and $783,328 increase of expenses due to the fair value loss of VEII shares and warrants.

Liquidity and Capital Resources

At June 30, 2024, we had cash of $416,722 and a working capital deficit of $5,074,914. The increase in the working capital deficit during the six months ended June 30, 2024 was due to the increase in the loss on investment in securities.

We had a total stockholders’ deficit of $5,270,812 and an accumulated deficit of $16,256,945 as of June 30, 2024 compared with a total stockholders’ deficit of $2,563,665 and an accumulated deficit of $13,414,222 as of December 31, 2023. This difference is primarily due to the net loss incurred during the period.

For the six months ended June 30, 2024, we recorded a net loss of $2,843,452.

We had net cash used in operating activities of $775,192 for the six months ended June 30, 2024. We had a negative change of $43,879 due to related parties accounts receivable, $109,870 due to change in operating lease liability and $26,376 due to accounts payable and accrued expenses. A positive change of $1,747,659 due to unrealized loss on security investment, $113,232 in non-cash lease expenses, $353,616 due to impairment loss on goodwill, $3,859 due to prepaid expenses and $228 due to account receivable in trade.

For the six months ended June 30, 2023, we recorded a net loss of $1,349,276.

We had net cash used in operating activities of $410,873 for the six months ended June 30, 2023. We had a negative change of $58,174 due to accounts receivable, $16,569 due to prepaid expenses and $56,309 due to change in operating lease liability. A positive change of $964,332 due to unrealized loss on security investment, $59,520 in non-cash lease expenses and $9,881 due to accounts payable and accrued expenses.

For the six months ended June 30, 2024, we had net cash provided by investing activities of $873, of which $4,758 negative change was due to purchase of property and equipment, $5,631 positive change was due to the acquisition of HCTW. For the six months ended June 30, 2023, we had net cash used in investing activities of $216,580, of which $214,993 was due to the acquisition of Hapi Travel.

For the six months ended June 30, 2024, we had net cash provided by financial activities of $382,487, of which $382,487 was due to advances from related parties. For the six months ended June 30, 2023, we had net cash provided by financial activities of $562,547, of which $562,547 was due to advances from related parties.

As of June 30, 2024, we have fixed operating office lease agreements in Hong Kong, Taiwan and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $16,256,945 from inception though June 30, 2024 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company began generating revenue from the food and beverage (“F&B”) business by providing quality catering services in Hong Kong since October 2022, in the PRC since January 2023, and in Taiwan since April 2024.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. (“VEII”) located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of June 30, 2024. The balance of customer deposits at June 30, 2024 and December 31, 2023 was $0, June 30, 2023, and December 31, 2022 was $2,789, and $2,802, respectively.

In June 2023, the Company acquired a travel business and began generating revenue by providing travel packaging and ticketing services in HK.

Transfers of Cash to and from Our Subsidiaries

Our equity structure is a direct holding company structure. Within our direct holding company structure, the cross-border transfer of funds between our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter HMI, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, HMI is permitted under the Delaware laws to provide funding to our subsidiary, HCHK, in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. HCHK is also permitted under the laws of Hong Kong to provide funding to HMI through dividend distribution without restrictions on the amount of the funds. As of the date hereof, there have not been any dividends or distributions made between the holding company, its subsidiaries, and to investors. HCHK is also permitted by the laws of the PRC to provide funding in the form of loans or capital injection to HCCN and its subsidiaries for their daily operations.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the Board of Directors deems relevant, and subject to the restrictions contained in any future financing instruments. Subject to the Delaware General Corporation Law and our bylaws, our Board of Directors may authorize and declare a dividend to shareholders at such time and of such an amount as it thinks fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at up to 10%.

As of the date hereof, our PRC subsidiaries have not made any transfers or distributions. As of the date hereof, no cash or asset transfers have occurred between the Company and its subsidiaries. We do not expect to pay any cash dividends in the foreseeable future. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred.

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its stockholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary HCCN is the PRC holding company of the other two PRC subsidiaries, and qualifies as a FIE and is therefore subject to the above-mandated regulations on distributable profits.

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. HCDG is the subsidiary of HCCN that conducts operations in China and HCGZ is the subsidiary of HCCN that does not conduct any operations in China, were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

As a result of PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends, in a general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend or otherwise.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2024 or 2023, respectively.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.68%) of VEII. Which are recorded at fair value of $1,056,039 and $1,425,654 at June 30, 2024 and December 31, 2023, respectively. 1,747,659 and ($964,331) in unrealized (loss) were recognized during the six months ended June 30, 2024 and 2023, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2024 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2024, we had material weaknesses: 1) in our internal control over financial reporting because our small accounting team; 2) lack of higher-level supervisory or review function, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

HAPI METAVERSE INC.

Date: August 8, 2024	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

