Form 10-Q
period 2024-09-30
Hapi Metaverse Inc.
filed 2024-11-07
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of November 7, 2024, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2024 (UNAUDITED)

AND DECEMBER 31, 2023

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$769,793	$745,719
Prepaid expenses and other current assets	131,261	127,017
Prepaid expenses and other current assets – related party	131,945	65,885
Investment in securities at fair value – related party	2,608,377	3,913,508
TOTAL CURRENT ASSETS	3,641,376	4,852,129

Property and equipment, net	79,708	6,574
Convertible promissory note receivable – related party	604,221	1,207,627
Goodwill	-	60,273
Operating lease right-of-use assets, net	640,628	267,727
TOTAL ASSETS	$4,965,933	$6,394,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,300	74,935
Accrued taxes	-	371
Amount due to related parties	7,818,655	6,207,791
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	248,318	148,088
TOTAL CURRENT LIABILITIES	9,519,273	7,831,185

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	436,219	126,810
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,436,219	1,126,810

TOTAL LIABILITIES	$10,955,492	$8,957,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2024 and December 31, 2023	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of September 30, 2024 and December 31, 2023	50,761	50,761
Additional paid-in capital	11,168,595	11,168,595
Accumulated other comprehensive loss	(548,510)	(365,350)
Accumulated deficit	(16,656,146)	(13,414,222)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(5,985,300)	(2,560,216)
NON-CONTROLLING INTERESTS	(4,259)	(3,449)
TOTAL STOCKHOLDERS’ DEFICIT	$(5,989,559)	$(2,563,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,965,933	$6,394,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues:
Food & Beverage	$75,489	$51,433	$207,365	$152,860
Travel	-	-	2,380	-
Services Rendered – related party	-	20	-	28,094
Total Revenues	$75,489	$51,453	$209,745	$180,954

Cost of Revenues:
Food & Beverage – depreciation	$(2,643)	$(5)	$(5,174)	$(6,396)
Food & Beverage – cost of revenues	(27,036)	(10,651)	(66,342)	(39,524)
Travel – cost of revenues	-	(2,995)	(2,370)	(2,995)
Services Rendered – cost of revenues	-	(7)	-	(9,145)
Total Cost of Revenues	$(29,679)	$(13,658)	$(73,886)	$(58,060)

Gross profit	$45,810	$37,795	$135,859	$122,894

Operating expenses:
Depreciation	$(1,659)	$(842)	$(3,668)	$(1,931)
General and administrative	(365,099)	(253,739)	(1,038,985)	(680,036)
Impairment loss on goodwill	(60,557)	-	(414,173)	-
Total operating expenses	$(427,315)	$(254,581)	$(1,456,826)	$(681,967)

Loss from operations	(381,505)	(216,786)	(1,320,967)	(559,073)

Other income (expense):
Interest income – related party	$22,411	$21,558	$66,823	$60,558
Other income	4,920	-	8,557	11
Interest expense – related party	(40,834)	(28,231)	(121,617)	(67,201)
Foreign exchange gain (loss)	266,627	(19,085)	143,030	(61,784)
Unrealized (loss) gain on Securities Investment – related party	(270,877)	1,008,735	(2,018,536)	44,404
Total other (expense) income	$(17,753)	$982,977	$(1,921,743)	$(24,012)

(Loss) income before taxes	$(399,258)	$766,191	$(3,242,710)	$(583,085)
Provision for income taxes	-	-	-	-
Net (loss) income	$(399,258)	$766,191	$(3,242,710)	$(583,085)
Less: Net loss attributable to non-controlling interests	(57)	(414)	(786)	(1,295)
Net (loss) income attributable to common shareholders	$(399,201)	$766,605	$(3,241,924)	$(581,790)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment to common shareholders	$(319,464)	$22,457	$(183,160)	$66,371
Foreign currency translation adjustment to non-controlling interests	(25)	(1)	(24)	11
Total Other comprehensive (loss) income, net of tax:	$(319,489)	$22,456	$(183,184)	$66,382

Comprehensive (loss) income attributable to common stockholders
Net (loss) income	$(399,201)	$766,605	$(3,241,924)	$(581,790)
Foreign currency translation adjustment	(319,464)	22,457	(183,160)	66,371

Total Comprehensive (loss) income attributable to common stockholders	$(718,665)	$789,062	$(3,425,084)	$(515,419)

Comprehensive (loss) income attributable to non-controlling interests
Net loss	$(57)	$(414)	$(786)	$(1,295)
Foreign currency translation adjustment	(25)	(1)	(24)	11

Total Comprehensive loss attributable to non-controlling interests	$(82)	$(415)	$(810)	$(1,284)

Net (loss) income per common share – basic and diluted
Basic and diluted net income (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding -
Basic	507,610,326	507,610,326	507,610,326	507,315,719
Diluted	507,610,326	510,410,326	507,610,326	507,315,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UnAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Equity (Deficit)
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)
Net loss for the period	-	-	-	-	(3,742,037)	(3,742,037)	(550)	(3,742,587)
Foreign currency translation adjustment	-	-	-	69,365	-	69,365	10	69,375

Balance March 31, 2024	507,610,326	$50,761	$11,168,595	$(295,985)	$(17,156,259)	$(6,232,888)	$(3,989)	$(6,236,877)
Net income (loss) for the period	-	-	-	-	899,314	899,314	(179)	899,135
Foreign currency translation adjustment	-	-	-	66,939	-	66,939	(9)	66,930

Balance June 30, 2024	507,610,326	$50,761	$11,168,595	$(229,046)	$(16,256,945)	$(5,266,635)	$(4,177)	$(5,270,812)
Net (loss) for the period	-	-	-	-	(399,201)	(399,201)	(57)	(399,258)
Foreign currency translation adjustment	-	-	-	(319,464)	-	(319,464)	(25)	(319,489)

Balance September 30, 2024	507,610,326	$50,761	$11,168,595	$(548,510)	$(16,656,146)	$(5,985,300)	$(4,259)	$(5,989,559)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non-Controlling Interests		Stockholders’ Equity (Deficit)
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)		$(1,875,788)
Net loss for the period	-	-	-	-	(1,241,961)	(1,241,961)	(203)		(1,242,164)
Foreign currency translation adjustment	-	-	-	(18,082)	-	(18,082)	15		(18,067)

Balance March 31, 2023	506,898,576	$50,690	$4,679,498	$(333,323)	$(7,530,845)	$(3,133,980)	$(2,039)		$(3,136,019)

Issuance of common stock	711,750	71	641			712	-		712
Net (loss) for the period	-	-	-	-	(106,434)	(106,434)	(678)		(107,112)

Foreign currency translation adjustment	-	-	-	61,996	-	61,996	(3)		61,993

Balance June 30, 2023	507,610,326	$50,761	$4,680,139	$(271,327)	$(7,637,279)	$(3,177,706)	$(2,720)		$(3,180,426)
Acquisition of VEII warrants via loan conversion	-		6,488,457	-	-	6,488,457	-		6,488,457
Net income(loss) for the period	-	-	-	-	766,605	766,605	(414	)	766,191
Foreign currency translation adjustment	-	-	-	22,457	-	22,457	(1)		22,456

Balance September 30, 2023	507,610,326	$50,761	$11,168,595	$(248,870)	$(6,870,674)	$(4,099,813)	$(3,135)		$(4,096,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	9 Months Ended September 30, 2024	9 Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from operation including non-controlling interests	$(3,242,710)	$(583,085)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	8,842	8,327
Non-cash lease expenses	196,310	105,517
Provision for impairment of account receivable	-	3,263
Common stock issued for services	-	712
Loss on disposal of fixed asset	2,419	-
Impairment loss on goodwill	414,173	-
Unrealized loss on securities investment – related party	2,018,536	(44,404)

Change in operating assets and liabilities:
Prepaid expenses and other current assets	52,882	2,240
Prepaid expenses and other current assets – related party	(66,060)	(68,700)
Accounts payable, other payable and accrued expenses	(25,686)	15,124
Accounts payable, other payable and accrued expenses-related party	-	(159)
Operating lease liabilities	(191,298)	(101,124)
Net cash used in continuing operating activities	$(832,592)	$(662,289)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(36,632)	$(3,999)
Issuance of convertible loan receivable - related party	(110,000)	-
Acquisition of Hapi Travel Limited	-	(214,993)
Acquisition of Hapi Café Co., Limited (TW)	5,631	-
Net cash used in investing activities	$(141,001)	$(218,992)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance - related party	$1,076,165	$1,058,136
Net cash provided by financing activities	$1,076,165	$1,058,136

NET INCREASE IN CASH AND CASH EQUIVALENTS	$102,572	$176,855
Effects of foreign exchange rates on cash and cash equivalents	(78,498)	(7,062)

CASH AND CASH EQUIVALENTS at the beginning of period	745,719	514,260
CASH AND CASH EQUIVALENTS at the end of period	$769,793	$684,053

Supplemental schedule of non-cash investing and financing activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$176,537	$271,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in eCommerce, collaboration and social networking functions. The Company also started its Food and Beverage (“F&B”) business in 2022 and its travel business in 2023.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred accumulated net losses of $16,656,146 and has net working capital deficit of $5,877,897 at September 30, 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024. Results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2024 and December 31, 2023, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	September 30, 2024		December 31, 2023
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	50.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
MOC HK Limited	Hong Kong	100.0	*3	100.0	*3
Shenzhen Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*4	100.0	*4
Hapi Metaverse Inc.	Texas	-	*5	100.0	*5
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*6	100.0	*6
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*7	100.0	*7
Hapi Travel Ltd.	Hong Kong	100.0	*8	100.0	*8
Hapi Acquisition Pte. Ltd.	Singapore	100.0	*9	100.0	*9
NewRetail-AI Inc.	Nevada	-	*10	100.0	*10
Hapi Cafe Co., Ltd	Taiwan	100.0	*11	-

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. Hapi Metaverse Inc. owns 48.55% of the total issued and outstanding shares of Value Exchange International Inc as of September 30, 2024 and December 31, 2023.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 comprising 2 ordinary shares. HCHK is principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	MOC HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 comprising 10 ordinary shares. MOC plans to be principally engaged in the food and beverage business in Hong Kong. Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the nine months ended September 30, 2024.

*[4]	Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN is principally engaged in the food and beverage business in Mainland China. Hapi Cafe Ltd. is the owner of HCCN.

*[5]	Hapi Metaverse Inc. was a subsidiary incorporated in Texas on November 28, 2022, with the same name as the Company’s current name. This subsidiary had an issued and paid-up share capital of $0.10 comprising 100 ordinary shares. This subsidiary of the Company was dissolved on August 21, 2024 with no accounting impact as it was a dormant company.

*[6]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG is principally engaged in the food and beverage business in Mainland China. HCCN is the owner of HCDG.

*[7]	Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCGZ is engaged in the food and beverage business in Mainland China. HCCN is the owner of HCGZ.

*[8]	Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL is principally engaged in the travel business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of HTL. This business was acquired on June 14, 2023 via transaction under common control. The acquisition result in a deemed dividend of $214,174 for the Company.

*[9]	Hapi Acquisition Pte. Ltd. (“HAPL”) was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares.

*[10]	NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares. This company was dissolved on August 21, 2024 with no accounting impact as it was a dormant company.

*[11]	Hapi Café Co., Ltd. (“HCTW”) was incorporated in Republic of China (Taiwan) on October 25, 2022 with an issued and paid-up share capital of $2,442 comprising 100,000 ordinary shares. HCTW is engaged in the food and beverage business in Republic of China (Taiwan).

HAPL is the owner of HCTW. This business was acquired on April 18, 2024 from an independent third party. Goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill of $353,616 as a loss during the nine months ended September 30, 2024 due to the poor financial situation of HCTW.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of September 30, 2024, cash of the Group includes, on an as converted basis to US dollars, $307,860, $36,846, $111,522 and $5,511, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”) respectively. As of December 31, 2023, cash of the Group includes, on an as converted basis to US dollars, $589,593, $10,704 and $11,327, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), and Chinese Yuan (“CN ¥”), respectively.

Investment in Securities at Fair Value – Related Party

The Company currently has an investment in Value Exchange International, Inc. (“VEII”), a related party, consisting of 21,120,795 shares of common shares and 36,723,160 stock warrants. The Company had elected the fair value option, or “FVO,” and the Company continues to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The Company began generating revenue from the food and beverage business by providing quality catering services in Hong Kong since October 2022 and in the People’s Republic of China (“PRC”) since January 2023. The Company recognizes this revenue at a point in time when the Company provides the product to the customer.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of VEII located in Hong Kong, was conducted on a monthly basis from 2022 to 2023. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of September 30, 2024. The balance of customer deposits at September 30, 2024 and December 31, 2023 was $0, and at September 30, 2023, and December 31, 2022 was $0, and $2,802, respectively. The Company recognized this revenue over the time of the service contracts with VEII on a monthly basis, as the Company provided the services to VEII in accordance with the contract.

In June 2023, the Company acquired a travel business and began generating revenue by providing airfare and travel accommodation booking services in Hong Kong. The Company recognizes this revenue at a point in time when the Company provides the service to the customer.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740. The Company has recorded a full valuation allowance against all deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the nine months ended September 30, 2024 or 2023.

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

For the three and nine months ended September 30, 2024, the Company recorded other comprehensive loss from a translation of $319,489 and $183,184 in the consolidated financial statements, respectively. For the three and nine months ended September 30, 2023, the Company recorded other comprehensive gain from a translation of $22,456 and $66,382 in the consolidated financial statements, respectively.

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

On September 30, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $(4,259) and $(3,449), respectively.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued payroll	$17,365	$13,146
Accrued professional fees	6,716	37,643
Other account payable and accrued expenses	28,219	24,146
Total	$52,300	$74,935

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Cost
Leasehold improvement	$64,576	$11,253
Computer equipment	38,785	11,794
Total cost	$103,361	$23,047

Less: accumulated depreciation #
Leasehold improvement	$8,915	$11,253
Computer equipment	14,738	5,220
Total accumulated depreciation	$23,653	$16,473

NBV at the end of period
Leasehold improvement	$55,661	$-
Computer equipment	24,047	6,574
Total NBV	$79,708	$6,574

#

–Total depreciation expenses charged for the three months ended September 30, 2024 and 2023 were $4,302 and $847, respectively, of which $2,643 and $5 were booked under cost of revenue for the three months ended September 30, 2024 and 2023, respectively, and $1,659 and $842 were booked under general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively.

–Total depreciation expenses charged for the nine months ended September 30, 2024 and 2023 were $8,842 and $8,327, respectively, of which $5,174 and $6,396 were booked under cost of revenue for the nine months ended September 30, 2024 and 2023, respectively, and $3,668 and $1,931 were booked under general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively.

Note 5. INVESTMENT IN RELATED PARTY

The Company elected the fair value option, or “FVO,” and therefore continued to measure at fair value, for those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825-10-15-4. The financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date (as provided for by ASC 825-10-50-31).

With respect to the above notes, ASC 825-10-50-28 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As provided for by ASC 825-10-50-30, estimated fair value adjustment of the convertible promissory note is presented in a single line item within other income (expense) in the accompanying consolidated statement.

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

On September 30, 2024 and December 31, 2023, the Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2024
Asset
Investment Securities – Fair Value	$-	$952,548	$-	$952,548
Warrants – VEII	-	1,655,829	-	1,655,829

Total Investment in securities at Fair Value	$-	$2,608,377	$-	$2,608,377

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Asset
Investment Securities – Fair Value	$-	$1,425,654	$-	$1,425,654
Warrants – VEII		2,487,854	-	2,487,854

Total Investment in securities at Fair Value	$-	$3,913,508	$-	$3,913,508

Fair value (loss) /gain on securities investment was ($270,877) and $1,008,735 in the three months ended September 30, 2024 and 2023, respectively. These (losses) / gains were recorded directly to net (loss) / gain.

Fair value loss on securities investment was $2,018,536 in the nine months ended September 30, 2024 and fair value gain on securities investment was $44,404 in the nine months ended September 30, 2023. These (losses) / gains were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions, As of September 30, 2024 and December 31, 2023, the fair value of the warrants was $1,655,829 and $2,487,854, respectively. The Company did not exercise any warrants during the nine months ended September 30, 2024 and the year ended December 31, 2023. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of September 30, 2024, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2024	December 31, 2023

Stock price	$0.045	$0.068
Exercise price	$0.1770	$0.1770
Risk free interest rate	8.00%	8.50%
Annualized volatility	384.22%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	3.93	4.68

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Effective as of September 1, 2020, Chan Heng Fai resigned as the Acting Chief Executive Officer of the Company, and the Company’s Board of Directors appointed Lee Wang Kei (“Nathan”) as the Company’s Chief Executive Officer. Alset International Limited (“AIL”) is the Company’s former majority stockholder. On August 30, 2022, AIL entered into a stock purchase agreement with its controlling stockholder, Alset Inc. (formerly known as Alset EHome International Inc.) in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became the company’s largest stockholder. Chan Heng Fai, the Chairman of the Company’s Board of Directors, is also the Chief Executive Officer and Chairman of Alset Inc.’s Board, as well as the majority stockholder of Alset Inc. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of Alset Inc. Chan Heng Fai is compensated by Alset Inc. and AIL. Lui Wai Leung Alan is compensated by AIL. Our Chief Executive Officer, Lee Wang Kei, is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Alset Inc. has provided staff to our Company without charge since becoming our majority stockholder at no incremental effort or expense to its own operations.

The Company sold one of its subsidiaries, HWH World Pte. Limited, to Health Wealth Happiness Pte. Ltd (a subsidiary of former majority stockholder AIL) for consideration of $0.26 on April 18, 2022. The Company has acquired a company called Hapi Cafe Limited, from Chan Heng Fai for consideration of $0.26 on September 5, 2022. Hapi Cafe is a coffee shop chain initiative in China, Hong Kong and Taiwan based on a four-in-one concept, comprising a coffee shop, co-working place, travel, and metaverse showcase. Hapi Metaverse technology will be utilized by the Hapi Cafe membership program.

The Company had a project with an affiliate (a subsidiary of Value Exchange International, Inc.) that commenced in 2022 and terminated on June 30, 2023. VEII provides IT services and solutions for customers in Asia, covering Helpdesk, Managed Operations, Systems Integration, and Consulting Services.

As of September 30, 2024, the Company has an amount due to Alset Inc. of $2,009,228, AIL of $2,546,402, an amount due to fellow subsidiaries of $3,258,816, and an amount due to a director of $4,209. As of December 31, 2023, the Company has an amount due to Alset Inc. of $1,815,268, AIL of $2,508,868, an amount due to fellow subsidiaries of $1,879,508, an amount due to a director of $4,153, and an amount due from two associated companies of AIL of ($6). The above amounts due to related parties are interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with Value Exchange International, Inc., a Nevada corporation. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII common stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the 1st VEII Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of September 30, 2024, $100,000 credit was advanced, and interest income of $2,017 and $6,005 are included in interest income for the three and nine months ended September 30, 2024, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “AIL Note”). The term of the AEI Note is three years with simple interest at a rate of 8% percent per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to Alset early and without penalty. As of September 30, 2024, $1,400,000 remains unpaid, and interest expenses of $28,230 and $84,077 are included in interest expenses for the three and nine months ended September 30, 2024, respectively. The AEI Loan Amount borrowed from Alset was used by the Company to fulfill the Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai, for a consideration of $214,993. On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from an individual unaffiliated with the Company.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of September 30, 2024, $1,000,000 credit was advanced, and interest income of $20,165 and $60,055 is included in interest income for the three and nine months ended September 30, 2024, respectively.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “AIL Subscription Agreement”). Pursuant to the AIL Subscription Agreement, the Company has borrowed $1,000,000 (the “AIL Loan Amount”) from AIL in exchange for a Promissory Note (the “AIL Note”). The term of the AIL Note is three years with simple interest at a rate of 5% percent per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AIL Loan Amount to Alset International Limited early and without penalty. As of September 30, 2024, $1,000,000 remains unpaid, and interest expenses of $12,602 and $37,534 are included in interest expenses for the three and nine months ended September 30, 2024, respectively. The Company used the AIL Loan Amount borrowed from AIL to fulfill the Second Credit Agreement between the Company and VEII.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000.00. Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. As of September 30, 2024, $110,000 credit was advanced, and interest income of $1,856 and $1,856 is included in interest income for the three and nine months ended September 30, 2024, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Note 7. GOODWILL

On October 4, 2022, the Company completed its F&B business acquisition of MOC HK Limited (“MOC”), an F&B business started in Hong Kong. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition was initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On September 16, 2024, the Company temporarily ceased the café business of MOC after the café’s lease expired and MOC declined to enter into a new lease with the landlord. The Company is searching for a better location to restart the business in the future. As a result, the goodwill of $60,343 was fully impaired on September 30, 2024.

On April 18, 2024, the Company completed its F&B business acquisition of Hapi Café Company Limited (“HCTW”), an F&B business started in Taiwan. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As of the date of acquisition, HCTW had a total of $429,962 due to a related party, Alset Business Development Pte. Ltd, (“ABDPL”) a fellow subsidiary of Alset Inc., our ultimate parent company. HCTW borrowed the money from ABDPL since 2022 for its business start-up and daily operations. As a result of the acquisition of HCTW, the Company assumed HCTW’s amount due to ABDPL.

As a result of the acquisition of HCTW, goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead they are reviewed periodically for impairment. The Company impaired the goodwill of $353,616 as a loss in June of 2024 due to the poor financial situation of HCTW.

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

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit

The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	September 30, 2024	December 31, 2023

Balance at beginning of the period	$60,273	$60,343
Add: acquisition of HCTW	353,616	-
Less: impairment loss of goodwill of HCTW	(353,616)	-
Less: impairment loss of goodwill of MOC	(60,557)	-
Foreign currency exchange adjustment	284	(70)
Balance as of end of the period	$-	$60,273

Note 8. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 3.01 years, with a weighted-average discount rate of the 3.23%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $5,548 and $2,807 which was included in general and administrative expenses in the statements of operations for the three months ended September 30, 2024 and 2023, respectively; and lease expenses amounted to $13,250 and $7,452 which were included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $205,017 and $91,444 for the nine months ended September 30, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2024	December 31, 2023

Right-of-use assets	$640,628	$267,727

Lease liabilities - current	248,318	148,088
Lease liabilities - non-current	436,219	126,810
Total lease liabilities	$684,537	$274,898

As of September 30, 2024, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending September 30, 2025	$265,464
12 months ending September 30, 2026	214,710
12 months ending September 30, 2027	175,504
12 months ending September 30, 2028	61,196
Total undiscounted lease payments	716,874
Less: Imputed interest	(32,337)
Present value of lease liabilities	$684,537
Operating lease liabilities - current	248,318
Operating lease liabilities - non-current	$436,219

Note 9. SUBSEQUENT EVENTS

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

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, eCommerce, social media and payment solutions. We continue to advise businesses in network marketing and brands in block chain services and mobile collaboration.

We are focused on serving business-to-business (B2B) needs in eCommerce, collaboration and supply chains. We will help enterprises and community users to transform their business models with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via eCommerce.

Our technology platform consists of instant messaging systems, social media, eCommerce and payment systems, and network marketing platforms. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel eCommerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition, we are continuing our development activities in blockchain in order to prepare for future client opportunities.

In February of 2021, the Company’s name was changed to “GigWorld Inc.”

The Group has relied significantly on AIL, our former majority stockholder, as its principal source of funding during the period. AIL, and later, our current majority stockholder, Alset Inc., advised us not to depend solely on it for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII common stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII. The Company presently owns approximately 48.55% of the total issued and outstanding shares of Value Exchange International Inc.

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

On October 5, 2022, HCHK acquired MOC HK Limited (“MOC”) and is principally engaged in the food and beverage business in Hong Kong. The café was closed on September 16, 2024, and the goodwill of $60,343 was fully impaired on September 30, 2024.

On October 10, 2022, Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China and is principally engaged in the food and beverage business in Mainland China.

In March of 2023, the Company’s name was changed from “GigWorld Inc.” to “Hapi Metaverse Inc.” to reflect the Board of Directors’ determination that it was in the best interest of the Company to position itself as a Metaverse-as-a-Service (MaaS) provider, reflecting its latest strategy embracing Metaverse, AI, and offline engagement for communities and brands.

On April 18, 2024, HAPL acquired Hapi Café Company Limited (“HCTW”) and is principally engaged in the food and beverage business in Republic of China (Taiwan).

Transactions between Entities under Common Control

On June 14, 2023, the Company completed its online travel business acquisition of Hapi Travel Limited, an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition was initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

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

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following plan of operations:

●	Operation of global eCommerce marketplace bringing quality lifestyle products;
●	partner with technology providers to offer services for membership management, eCommerce, loyalty reward management and metaverse platform for community; and
●	identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) eCommerce operations.

Achieved and Target Milestones

In 2023, we achieved the following milestones:

●	Developed a Direct Marketing Platform in mobile app integrating marketing, resources management and product ordering integrated with back-end system;
●	Developed a loyalty program SDK(System Development Kit) for retail mobile Application;
●	Developed a metaverse product and training platform for collaborative training and product showcasing; and
●	Developed an Artificial Intelligence Customer Service Chatbot.

During 2024 we plan to:

●	Further enhance our software solution to fit the need of direct-to-consumer commerce with AI an Metaverse services;
●	Engage in the development and operation of a Global eCommerce Marketplace, www.hapi-marketplace.com, primarily for direct-to-consumer lifestyle products; and
●	Achieve a closer partnership with VEII for digital transformation of retail sectors including loyalty programs, Electronic Sales Label management, Know Your Customer (KYC) solution and AI customer service.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	Operation of global eCommerce marketplace;
●	IT services in serving retail business sector; and
●	digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	leveraging the membership base for Hapi Cafe and direct marketing business of the group for launching of global marketplace;
●	continuous strengthening of new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and projects and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengths:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization – structure - to effectively adapt to the growth and contraction of operation based on market and sales pipelines.

Our Technology

Based on our core technology infrastructure, we are building up additional functions on top of this stable and scalable infrastructure. The system architecture is designed in modular form so that we continue to add new applications modules while we are growing our customer base. In addition, we should also be able to incorporate third party application module effectively to continue building new services to cope with the digital transformation need of the direct selling industry and supporting them capitalizing on the gig economy opportunity.

Key aspects or strengths of our technology include:

●	scalable infrastructure;
●	quick adaptation to third party services, such as back-end systems, payment and logistics; and
●	dedicated to continuous improvement of user experience in local context.

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2024 and 2023

Revenue

Revenue, generated primarily by the food and beverage (“F&B”) business, MOC, HCDG and HCTW, was $75,489 and $51,433, respectively, for the three months ended September 30, 2024 and 2023. Revenue generated from the travel business, HTL, was $0 and $0 respectively, for the three months ended September 30, 2024 and 2023. Additional revenue was also generated by services rendered to customers in the amount of $0 and $20, respectively, for the three months ended September 30, 2024 and 2023. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. This service was terminated on June 30, 2023. The increase in revenue was mainly generated from HCTW after its acquisition on April 18, 2024.

Cost of Revenue

Cost of revenue related primarily to F&B cost were $29,679 and $10,656 respectively, for the three months ended September 30, 2024 and 2023, of which $2,643 and $5 were depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business was $0 and $2,995 respectively, for the three months ended September 30, 2024 and 2023. The cost of outside service fees incurred directly by the project with a related party, for the three months ended September 30, 2024 and 2023 was $0 and $7, respectively. The increase in cost of revenue is due to HCTW after its acquisition on April 18, 2024.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended September 30, 2024 and 2023 were $427,315 and $254,581, of which $60,557 and $0 were impairment loss on goodwill, $1,659 and $842 were depreciation expenses and $4,558 and $2,093 were rent expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, a $27,431 increase of salary expenses, a $34,341 increase of amortization of right-of-use assets due to the expansion in the F&B and the travel businesses, and a $60,557 impairment on goodwill after the acquisition of MOC.

Other (Expense) Income

Total other (expense) / income for the three months ended September 30, 2024 and 2023 was ($17,753) and $982,977, of which $22,411 and $21,558 of interest income, ($270,877) and $1,008,735 of unrealized (loss) / gain on securities investment, $4,920 and $0 of other income, ($40,834) and ($28,231) of interest expenses, and $266,627 and ($19,085) of foreign exchange gain / (loss), respectively. The decrease of other income was mainly due to $1,279,612 decrease of expenses due to the fair value loss of VEII shares and warrants.

For the unaudited nine months period ending September 30, 2024 and 2023

Revenue

Revenue, generated primarily by the F&B business, MOC, HCDG and HCTW, was $207,365 and $152,860, respectively, for the nine months ended September 30, 2024 and 2023. Revenue generated from the travel business, HTL, was $2,380 and $0 respectively, for the nine months ended September 30, 2024 and 2023. Additional revenue was also generated by services rendered to customers in the amount of $0 and $28,094, respectively, for the nine months ended September 30, 2024 and 2023. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. This service was terminated on June 30, 2023. Total revenue was $209,745 and $180,954, respectively, for the nine months ended September 30, 2024 and 2023. The increase in revenue was mainly generated from HCTW after its acquisition on April 18, 2024.

Cost of Revenue

Cost of revenue related primarily to F&B revenue were $71,516 and $45,920 respectively, for the nine months ended September 30, 2024 and 2023, of which $5,174 and $6,396 was depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business revenue was $2,370 and $2,995 respectively, for the nine months ended September 30, 2024 and 2023. The cost of outside service fees incurred directly to the project for the nine months ended September 30, 2024 and 2023 was $0 and $9,145, respectively. Total cost of revenue for the nine months ended September 30, 2024 and 2023 was $73,886 and $58,060, respectively. The increase of cost of revenue was mainly due to the acquisition of HCTW.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the nine months ended September 30, 2024 and 2023 were $1,456,826 and $681,967, of which $414,173 and $0 were impairment loss on goodwill, $3,668 and $1,931 were depreciation expenses and $471,213 and $196,638 were salary expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, a $274,575 increase of salary expenses due to the expansion in the F&B and the travel businesses, and a $414,173 impairment on goodwill after the acquisition of HCTW and the closing of the café under MOC.

Other Income (Expense)

Total other (expense) / income for the nine months ended September 30, 2024 and 2023 was ($1,921,743) and ($24,012), of which $66,823 and $60,558 of interest income, ($2,018,536) and $44,404 of unrealized (loss) / gain on securities investment, $8,557 and $11 of other income, ($121,617) and ($67,201) of interest expenses, and $143,030 and ($61,784) of foreign exchange gain / (loss), respectively. The increase of other expense was mainly due to $2,062,940 increase of expenses due to the fair value loss of VEII shares and warrants.

Liquidity and Capital Resources

At September 30, 2024, we had cash of $769,793 and a working capital deficit of $5,877,897. The increase in the working capital deficit during the nine months ended September 30, 2024 was due to the increase in the loss on investment in securities.

We had a total stockholders’ deficit of $5,989,559 and an accumulated deficit of $16,656,146 as of September 30, 2024 compared with a total stockholders’ deficit of $2,563,665 and an accumulated deficit of $13,414,222 as of December 31, 2023. This difference is primarily due to the net loss incurred during the period.

For the nine months ended September 30, 2024, we recorded a net loss of $3,242,710.

We had net cash used in operating activities of $832,592 for the nine months ended September 30, 2024. We had a negative change of $66,060 due to related parties accounts receivable, $191,298 due to change in operating lease liability, $25,686 due to accounts payable and accrued expenses and $3,827 due to account receivable in trade. A positive change of $2,018,536 due to unrealized loss on security investment, $196,310 in non-cash lease expenses, $414,173 due to impairment loss on goodwill and $4,041 due to prepaid expenses.

For the nine months ended September 30, 2023, we recorded a net loss of $583,085.

We had net cash used in operating activities of $662,289 for the nine months ended September 30, 2023. We had a negative change of $68,714 due to accounts receivable, $5,218 due to prepaid expenses, $101,124 due to change in operating lease liability and $44,404 due to unrealized gain on security investment. A positive change of $105,517 in non-cash lease expenses and $15,124 due to accounts payable and accrued expenses.

For the nine months ended September 30, 2024, we had net cash used in investing activities of $141,001, of which $110,000 negative change was due to issuance of convertible loan receivable to related party and $36,632 was due to purchase of property and equipment, $5,631 positive change was due to the acquisition of HCTW. For the nine months ended September 30, 2023, we had net cash used in investing activities of $218,992, of which $214,993 used in the acquisition of Hapi Travel and 3,999 used in purchasing equipment.

For the nine months ended September 30, 2024, we had net cash provided by financial activities of $1,076,165, of which $1,076,165 was due to advances from related parties. For the nine months ended September 30, 2023, we had net cash provided by financial activities of $1,058,136, of which $1,058,136 was due to advances from related parties.

As of September 30, 2024, we have fixed operating office lease agreements in Hong Kong, Taiwan and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern, including the facts that the Company has incurred net operating losses of $16,656,146 from inception though September 30, 2024 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company began generating revenue from the F&B business by providing quality catering services in Hong Kong since October 2022, in the People’s Republic of China (“PRC”) since January 2023, and in Taiwan since April 2024.

The Company had a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. located in Hong Kong, on a monthly basis in 2022. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of September 30, 2024. The balance of customer deposits at September 30, 2024 and December 31, 2023 was $0, September 30, 2023, and December 31, 2022 was $0, and $2,802, respectively.

In June 2023, the Company acquired a travel business and began generating revenue by providing travel packaging and ticketing services in Hong Kong.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2024 or 2023, respectively.

Investment in Securities – related party

The Company entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation on April 8, 2021 and October 17, 2022 respectively.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of VEII common stock in lieu of cash payment.

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

The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII common stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price” (as defined below). The Conversion Price for a Conversion shall be the average closing price of the VEII common stock for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Lenders shall also have certain conversion rights upon a change of control of VEII, or a breach of the Credit Agreement by VEII.

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

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Second Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000.00. Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.55%) of VEII, which are recorded at fair value of $952,548 and $1,425,654 at September 30, 2024 and December 31, 2023, respectively. ($2,018,536) and $44,404 in unrealized (loss) / gain was recognized during the nine months ended September 30, 2024 and 2023, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2024 conducted as part of our preparation of our interim financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2024, we had material weaknesses: 1) in our internal control over financial reporting because our small accounting team; 2) lack of higher-level supervisory or review function, currently furnished by a related-party, manages both bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

HAPI METAVERSE INC.

Date: November 7, 2024	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

