Form 10-K
period 2024-12-31
Hapi Metaverse Inc.
filed 2025-04-04
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The Company’s common stock did not trade during the year ended December 31, 2024.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of April 4, 2025, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

PART I

Item 1. Business.

Business Description

Hapi Metaverse Inc. (the “Company” or “Group”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd. (“HIP”) from Alset International Limited (“AIL”). AIL is our former largest stockholder. HIP owned certain intellectual property related to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, AIL entered into a stock purchase agreement with its controlling stockholder, Alset Inc. in relation to the disposal of 505,341,376 shares of the Company’s common stock, representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to advise businesses in network marketing and brands in blockchain services and mobile collaboration.

We are focused on serving business-to-business (B2B) needs in e-commerce, collaboration and supply chains. We will help enterprises and community users to transform their business models with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce. The Company started to generate revenue from this business in July 2024.

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, and network marketing platforms. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interface (API) for collaboration partners such as network marketing back end service providers. In addition, we are continuing our development activities in blockchain in order to prepare for future client opportunities.

The Group has relied significantly on AIL, our former majority stockholder, as its principal source of funding during the period. AIL, and later, our current majority stockholder, Alset Inc., advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII common stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII. The Company presently owns approximately 48.55% of the total issued and outstanding shares of Value Exchange International, Inc.

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

On October 5, 2022, HCHK acquired MOC HK Limited (“MOC”) principally engaged in the food and beverage business in Hong Kong. The café was closed on September 16, 2024, and the goodwill of $60,624 was fully impaired on December 31, 2024. This company was renamed to Hapi Group HK Limited on November 15, 2024.

On October 10, 2022, Shenzhen Leyouyou Catering Management Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China. HCCN is principally engaged in the food and beverage business in Mainland China. This company was renamed to Guangdong LeFu Wealth Investment Consulting Co., Ltd. on December 6, 2024.

In March of 2023, the Company’s name was changed from “GigWorld Inc.” to “Hapi Metaverse Inc.” to reflect the Board of Directors’ determination that it was in the best interest of the Company to position itself as a Metaverse-as-a-Service (MaaS) provider, reflecting its latest strategy embracing Metaverse, A.I., and offline engagement for communities and brands.

On April 18, 2024, Hapi Robot Service Pte. Ltd. acquired Hapi Café Company Limited (“HCTW”) which is principally engaged in the food and beverage business in Republic of China (Taiwan).

We are a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Singapore, Hong Kong S.A.R. (“Hong Kong”) and the People’s Republic of China (“PRC”). References to subsidiaries based in Hong Kong refer to subsidiaries based in the Hong Kong Special Administrative Region (“Hong Kong subsidiaries”), and references to subsidiaries based in the People’s Republic of China or PRC refer to subsidiaries based in the People’s Republic of China (“PRC subsidiaries”), and, unless the context requires otherwise, and solely for the purpose of this annual report such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong. Our investors hold shares of common stock in Hapi Metaverse Inc., the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries is significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and/or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Related to Doing Business in the People’s Republics of China (“PRC”).” and “Risk Factors – Risks Related to Doing Business in Hong Kong.”

Currently, the majority of our revenues are generated in Hong Kong, with lower amounts generated in Taiwan, and only a small percentage of our current revenue generated in the PRC. These relative amounts may change as our business grows and develops. Our business has four subsidiaries which are currently engaged in operations: Hapi Group HK Limited (a Hong Kong limited company), Hapi Travel Limited (a Hong Kong limited company), Hapi Cafe Co, Ltd (a Taiwan limited company) and Dongguan Leyouyou Catering Management Co., Ltd. (a PRC limited company). In addition, we have other businesses in the planning stages.

As of the date of this annual report, we believe that our PRC subsidiaries have obtained all the requisite licenses and permits from the government authorities of the PRC and Hong Kong that are required for the business operations of our PRC subsidiaries and Hong Kong subsidiaries. Our PRC subsidiaries have obtained (i) the Food Trade Permit and (ii) Light Refreshment Restaurants license from the government authorities of the PRC and Hong Kong (these are both required for the business operations of our PRC subsidiaries and Hong Kong subsidiaries). In order to get these licenses, we were required to pass the inspection and meet the requirements of government departments for the store’s hygiene, ventilation, gas safety, building safety requirements, fire safety, mechanical ventilating system requirements and related matters.

In addition, as of the date of this annual report, we believe that our PRC subsidiaries are not required to obtain approval or permission from the China Securities Regulatory Commission (“CSRC”) or the Cybersecurity Administration Committee (“CAC”) or any other entity that would otherwise be required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. We have not sought the opinion of counsel on such matters, as management did not feel retaining PRC or Hong Kong counsel was necessary under the circumstances, or, given our low current revenues in the PRC and Hong Kong, advisable. We will seek the advice of PRC and/or Hong Kong counsel on these matters if management determines it is necessary or advisable. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval or if any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in the PRC, limit our ability to pay dividends outside of PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our offshore offerings into PRC or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

Hapi Metaverse Inc. and our Hong Kong subsidiaries are not required to obtain permission or approval from the Chinese authorities, including the CSRCCAC, to operate our business or to issue securities to foreign investors (as noted previously, we have not sought the opinion of counsel on such matters, as management did not feel retaining PRC or Hong Kong counsel was necessary under the circumstances, or, given our currently low revenues in the PRC and Hong Kong, advisable, but we will seek the advice of PRC and/or Hong Kong counsel on these matters if management determines it is necessary or advisable). However, in light of the recent statements and regulatory actions by the People’s Republic of China government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries (which are constantly evolving), and anti-monopoly concerns, we may be subject to the risks of uncertainty caused by the actions of the government of the PRC.

Some of the risks that we may be exposed to include, but are not limited to, the risk that (i) we could fail to receive or maintain necessary permissions or approvals, including but not limited to approvals that become applicable to us as we expand or change our operations; (ii) we could fail to correctly interpret requirements for approvals in the various areas in which we operate or may operate in the future; (iii) applicable laws, regulations or interpretations could change such that we are required to obtain approvals in the future; or (iv) that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company to operate, which could cause the value of our securities to significantly decline or become worthless.

There are significant legal and operational risks associated with our operations being in the PRC. For example, as a U.S. incorporated company with Hong Kong subsidiaries, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in the PRC where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in the PRC and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on a U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in the PRC with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over PRC-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amended the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

The businesses of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong and the PRC; and (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by the PRC’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of, control of, or decisive influence over, any company with revenues within the PRC of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated.

These legal and operational risks associated with operating in the PRC also apply to operations in Hong Kong, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investment and list our securities on an U.S. or other foreign exchange.

Since Hong Kong does not have a comprehensive cyber security law, the relevant provisions are found across various ordinances and statutes, for example the Personal Data (Privacy) Ordinance, Unsolicited Electronic Messages Ordinance, Interception of Communications and Surveillance Ordinance, and Official Secrets Ordinance. The Personal Data (Privacy) Ordinance (Cap. 486 of the laws of Hong Kong) (“PDPO”) is the main legislation in Hong Kong in relation to personal data protection and collection, holding, processing and use of personal data through the six data protection principles set out therein. The Office of the Privacy Commissioner for Personal Data is the authority which enforces the PDPO in Hong Kong. Pursuant to Section 2 of the PDPO, any information that is considered “personal data” is protected under the PDPO and a “data user” who collect, hold, process or use such personal data will be subject to the requirements under the PDPO. “Personal data” is defined as: “any data (a) relating directly or indirectly to a living individual; (b) from which it is practicable for the identity of the individual to be directly or indirectly ascertained; and (c) in a form in which access to or processing of the data is practicable”; whilst a “data user” is defined as: “who, either alone or jointly or in common with other persons, controls the collection, holding, processing or use of the data”. Pursuant to section 33 of the PDPO, the PDPO is applicable to the collection and processing of personal data if such activities take place in Hong Kong, or if the personal data is collected by a data user whose principal place of business is in Hong Kong. Since the online storefront of the Company requires customers to provide personal information (including but not limited to name, address and date of birth) when placing an order online, such information is most likely regarded as “personal data” and the Company’s collection and control of such “personal data” would be governed by the PDPO. It is noted that the regulatory requirements of the PDPO will still be applicable to the Company even if the collection and control activities take place elsewhere (for example, the server is relocated to another territory outside Hong Kong), provided that the Company is a company incorporated in Hong Kong, which falls under the definition of “data user” according to section 5(5) of the PDPO. Since Hong Kong was established in accordance with the provisions of Article 31 of the Constitution of the PRC and operates under the principle of “one country, two systems”, pursuant to Article 18 of the Basic Law, the laws in force in Hong Kong include the Basic Law, the laws previously in force in Hong Kong (including the common law, rules of equity, ordinances, subordinate legislation and customary law, except for any that contravene the Basic Law) and the laws enacted by the legislature of Hong Kong. National laws (i.e. the PRC laws and regulations) are not applied in Hong Kong except for those listed in Annex III of the Basic Law, which need to be applied locally by way of promulgation or legislation by Hong Kong. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Related to Doing Business in the People’s Republic of China (the “PRC”).” and “Risk Factors – Risks Related to Doing Business in Hong Kong.” set forth in this Annual Report.

We face various other risks generally associated with doing business in the PRC and in Hong Kong. While we note that our current operations in the PRC are limited, this could change and result in increased risks as well as opportunities for our Company. These include:

In the PRC, we face risks related to the following:

●	If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. companies with significant operations in the PRC, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably – see PRC Regulations on Enterprises with Foreign Investment and the paragraph beginning with If we become directly subject to the recent scrutiny in Item 1A of this Annual Report.
●	Adverse regulatory developments in the PRC may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in the PRC may impose additional compliance requirements for companies like us and subject us to additional disclosure requirements – see PRC Regulations on Enterprises with Foreign Investment in Item 1A of this Annual Report.
●	Political instability, significant health hazards, environmental hazards or natural disasters could negatively affect international economies, financial markets and business activity – see PRC Regulations on Enterprises with Foreign Investment in Item 1A of this Annual Report.
●	We could be impacted by evolving, new or complex legal and regulatory matters – see PRC Regulations on Enterprises with Foreign Investment in Item 1A of this Annual Report.
●	We could be impacted by volatility in currency exchange rates – see Foreign Exchange Regulation in Item 1A of this Annual Report.
●	Local business practice and political issues (including issues relating to compliance with domestic or international labor standards) may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts – see PRC Regulations on Enterprises with Foreign Investment in Item 1A of this Annual Report.
●	We could experience disruption due to labor disputes – see Labor Laws and Social Insurance in Item 1A of this Annual Report.

In Hong Kong, we face risks related to:

●	Changes in the policies of the PRC government and recent changes in the policies of the Hong Kong S.A.R. government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business – see the first paragraph of Risks Related to Doing Business in Hong Kong in Item 1A of this Annual Report.
●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business – see the paragraph beginning with PRC regulation of loans in Item 1A of this Annual Report.

In both the PRC and Hong Kong, we face risks related to:

●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government, PRC laws and regulations, and the evolving relationship of each of the former to Hong Kong could have a significant impact upon the business that we may be able to conduct in the PRC and Hong Kong and accordingly on the results of our operations and financial condition – see the paragraph beginning with Substantial uncertainties and restrictions in Item 1A of this Annual Report.
●	Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions in either the PRC or Hong Kong – see the paragraph beginning with Failure to comply with PRC regulations in Item 1A of this Annual Report.
●	We could be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business – see Foreign Corrupt Practices Act and Chinese Anti-Corruption Law and the paragraph beginning with We may be exposed to liabilities under the Foreign Corrupt Practices Act in Item 1A of this Annual Report.
●	Risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice – see the paragraph beginning with Adverse regulatory developments in the PRC in Item 1A of this Annual Report.
●	We could be exposed to the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in your operations and/or the value of your securities – see Regulations Relating to Foreign Exchange and Transfers of Cash to and from Our Subsidiaries and the paragraph beginning with Adverse regulatory developments in the PRC in Item 1A of this Annual Report.
●	Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless – see PRC Regulations on Enterprises with Foreign Investment and the paragraph beginning with We face the risk that changes in the policies of the PRC government in Item 1A of this Annual Report.

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in a company’s securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely a company’s auditor, and that as a result, an exchange may determine to delist such company’s securities (if they are listed). Hapi Metaverse Inc. is incorporated in Delaware, but not currently listed on any exchange. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus reducing the time before our securities may be prohibited from trading or delisted (if our securities were traded or listed at such time). On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying Securities and Exchange Commission (the “Commission” or “SEC”) that it is unable to inspect or investigate completely accounting firms headquartered in the PRC or Hong Kong due to positions taken by authorities in the PRC and Hong Kong. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in the PRC and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause our securities to be delisted from a stock exchange (if applicable). On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our ordinary shares may be prohibited from trading, or delisted if the Company’s securities were, at such time, listed on an exchange.

Grassi & Co., CPAs, P.C., the independent registered public accounting firm for Hapi Metaverse Inc., is located in the United States.

Our equity structure is a direct holding company structure. Within our direct holding company structure, the cross-border transfer of funds between our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter Hapi Metaverse Inc., the funds can only be transferred to the PRC operating companies through Hapi Cafe Limited (“HCHK”), the immediate holding company of the PRC operating companies. Hapi Metaverse Inc. is permitted under Delaware law to provide funding to all the subsidiaries, except for the PRC operating companies, through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. All the subsidiaries except for the PRC operating companies are also permitted to provide funding between subsidiaries or to Hapi Metaverse Inc. through loans or dividend distribution without restrictions on the amount of the funds. HCHK is permitted by the laws of the PRC to provide funding in the form of loans or capital injection to HCCN and its subsidiaries for their daily operations.

HCCN is permitted by the laws of the PRC to distribute profit in the form of dividends only to its immediate holding company, HCHK.

As of December 31, 2024, the Company received $1,958,312 from Alset Inc. and its’ subsidiaries, referred to “Advances from related parties” under Consolidated Statements of Cash Flows, of which a total $515,272 was transferred to its Hong Kong subsidiaries for their daily operation use, $193,226 to Hotapp International Limited, $257,638 to HCHK and $64,408 to Hapi Travel Ltd. (“HTL”). HTL was sold by the Company on December 17, 2024. Throughout the year, $58,880 and $327,453 from HCHK were transferred to MOC and HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and daily operation use for HCCN, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”). A total of $250,695 in foreign exchange loss was generated during the year ended December 31, 2024.Refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023” set forth in this Annual Report.

The principal regulations governing foreign currency exchange in the PRC are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into PRC under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

To the extent cash in the business is in the PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company and our subsidiaries by the PRC government to transfer cash.

The legal system in the PRC presents risks and uncertainties, including the unpredictable enforcement of laws and the possibility of rapid regulatory changes with little advance notice. Additionally, the PRC government may intervene in or influence our operations at any time and could impose greater control over overseas offerings or foreign investments in PRC-based issuers. Such actions could materially impact our operations and the value of your securities. Any actions by the PRC government to increase oversight and control over overseas offerings or foreign investment in PRC-based issuers could severely restrict or entirely prevent our ability to offer securities to investors, potentially causing their value to decline significantly or become worthless

For a detailed description, please refer to “Risk Factors – Regulations Relating to Foreign Exchange and Transfers of Cash to and from Our Subsidiaries” set forth in this Annual Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in PRC and Hong Kong as summarized below and in “Risk Factors – Risks Related to Doing Business in the Peoples Republic of China (“PRC”)” and “Risk Factors – Risks Related to Doing Business in Hong Kong” set forth in this Annual Report.

The following chart illustrates the current corporate structure of our key operating entities:

Hapi Metaverse Inc.
(f.k.a.GigWorld Inc.)
(DE)
(Holding Company)
100%
HotApp BlockChain Pte. Ltd.
(SG)
(Holding Company)
100%
Hapi Robot Service Pte. Ltd.
(f.k.a. Hapi Acquisition Pte. Ltd)
(SG)
(Holding Company)
100%
Hapi Cafe Limited
(HK)
(Holding Company)
100%
HotApp International Limited
(HK)
(eCommerce business)
100%
Hapi Cafe Co, Ltd
(TW)
(F&B business) ◆
100%
Hapi Group HK Limited
(f.k.a. MOC (HK) Ltd.)
(HK)
(F&B business) ◆
50%
Smart Reward Express Limited
(HK)
(Dormant)
(The other 50% held by VEIL) ✹
Offshore
Onshore PRC
100%
Guangdong LeFu Wealth Investment Consulting Co., Ltd.
(f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)
(CN)
(WOFE)
100%
Dongguan Leyouyou Catering Management Co., Ltd.
(CN)
(F&B business) ◆
◆ Operational entities
✹ VEIL refers Value Exchange International (China) Limited, a subsidiary of Value Exchange International Limited (VEII)

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2024 and 2023, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2024		December 31, 2023
		%		%
HotApp BlockChain Pte.Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	50.0	*[1]	50.0	*[1]
Hapi Café Limited	Hong Kong	100.0	*[2]	100.0	*[2]
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	*[3]	100.0	*3
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	*[4]	100.0	*[4]
Hapi Metaverse Inc.	Texas	-	*[5]	100.0	*[5]
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*[6]	100.0	*[6]
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	-	*[7]	100.0	*[7]
Hapi Travel Ltd.	Hong Kong	-	*[8]	100.0	*[8]
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	*[9]	100.0	*[9]
NewRetail-AI Inc.	Nevada	-	*[10]	100.0	*[10]
Hapi Cafe Co., Ltd	Taiwan	100.0	*[11]	-

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

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International, Inc. Hapi Metaverse Inc. owns 48.55% of the total issued and outstanding shares of Value Exchange International, Inc. as of December 31, 2024 and 2023.

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

*3 Hapi Group HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 comprising 10 ordinary shares. MOC is principally engaged in the food and beverage business in Hong Kong. Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. During the acquisition, a goodwill $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024. This company changed its name from MOC HK Limited to Hapi Group HK Limited on November 15, 2024.

*4 Guangdong LeFu Wealth Investment Consulting Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN is principally engaged in the food and beverage business in Mainland China. On December 6, 2024, this company changed its name from Shenzhen Leyouyou Catering Management Co., Ltd. to Guangdong LeFu Wealth Investment Consulting Co., Ltd.

Hapi Cafe Ltd. is the owner HCCN. This business was incorporated on October 10, 2022.

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

HCCN is the owner of HCDG.

*7 Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China. This company was dissolved on November 26, 2024 with no accounting impact as it was a dormant company.

HCCN is the owner of HCGZ.

*8 Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL plans to be principally engaged in the travel business in Hong Kong. On December 17, 2024, this company was sold to Hapi Travel Holding Pte. Ltd. for a consideration of $82,635 with no profit recognized for the deal.

HotApp BlockChain Pte. Ltd. was the owner of HTL. This business was acquired on June 14, 2023 via transaction under common control. The acquisition resulted in a deemed dividend of $214,174 for the Company.

*9 Hapi Robot Service Pte. Ltd. (“HAPL”) was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares. On November 13, 2024, this company changed its name from Hapi Acquisition Pte. Ltd. to Hapi Robot Service Pte. Ltd.

*10 NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares. This company was dissolved on August 21, 2024 with no accounting impact as it was a dormant company.

*11 Hapi Café Co., Ltd. (“HCTW”) was incorporated in Republic of China (Taiwan) on October 25, 2022 with an issued and paid-up share capital of $2,442 comprising 100,000 ordinary shares. HCTW is engaged in the food and beverage business in Republic of China (Taiwan).

HAPL is the owner of HCTW. This business was acquired on April 18, 2024 from an independent third party. Goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill of $353,616 as a loss during the year ended December 31, 2024 due to the poor financial situation of HCTW.

Hapi Metaverse Inc. is a holding company incorporated in Delaware that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Taiwan, Singapore, Hong Kong and the People’s Republic of China (“PRC”). References to subsidiaries based in Hong Kong refer to subsidiaries based in the Hong Kong Special Administrative Region, and references to subsidiaries based in the People’s Republic of China refer to subsidiaries based in the People’s Republic of China, and, unless the context requires otherwise and solely for the purpose of this annual report, such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong S.A.R., Macao S.A.R., and Taiwan. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

A substantial portion of our assets are located in Hong Kong. Meanwhile, our current directors and officers are Hong Kong / Singapore residents with substantial portions of their assets located outside the United States. Each of our Chief Executive Officer, Lee Wang Kei, our Chief Financial Officer, Lui Wai Leung Alan and one member of our Board of Directors, Lum Kan Fai, have their primary residences and business offices in Hong Kong. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment (the “Application”) for which you will be required to engage a local counsel to facilitate or prepare the Application alongside the various supporting documentations for the Application. Subsequently, you will be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, you may encounter difficulties to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

Further, insofar as PRC factors may be concerned, there is uncertainty as to whether the PRC courts would (i) entertain original actions brought in the PRC against us or our directors or officers based on the securities laws of the United States or any state in the United States or (ii) recognize or enforce judgments of the courts of the United States obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state in the United States.

Under the “one country, two systems” principle, the Hong Kong Special Administrative Region (“S.A.R”) has an independent judiciary that operates separately from the courts in the PRC. The courts of Hong Kong have jurisdiction over all cases that arise within its territory, including civil and criminal cases, as well as cases related to the interpretation of the Basic Law.

Where PRC law does apply however, in order to enforce a foreign judgment in accordance with the laws and regulations of the PRC, certain criteria must be met as stipulated by the PRC Civil Procedure Law and other related laws and regulations. These criteria include, but are not limited to: (i) the judgment being sought for recognition must be a final and valid judgment or decree issued by a foreign court; (ii) the court that rendered the judgment or decree must have jurisdiction over the case under the applicable foreign law; (iii) the proceedings of the foreign court must have been fair and lawful under the applicable foreign law, including effective service on the defendant and giving the defendant an opportunity to be heard; (iv) there must be no conflicting interests in the case; (v) the requested court must not be conducting an ongoing trial between the same parties on the same subject matter or have already rendered an effective judgment, nor must it have recognized a judgment rendered by a third country in the case; (vi) there must be a treaty relationship or reciprocity between the two countries for the mutual recognition and enforcement of judgments in civil and commercial matters; and (vii) the recognition and enforcement of the judgment must not violate the fundamental principles of the laws of the PRC or the sovereignty, security, or public interests of the PRC.

As of the date of this Report, there are no existing treaties or written arrangements between the PRC and the United States for the mutual recognition and enforcement of foreign judgments. Furthermore, under the PRC Civil Procedure Law, a foreign judgment against us, our directors, or officers cannot be enforced by the courts of the PRC if the court finds that it violates the fundamental principles of PRC laws or national sovereignty, security, or public interests. This raises uncertainty about whether and under what circumstances a PRC court would enforce a judgment issued by a court in the United States, and it would be difficult for U.S. shareholders to bring a lawsuit against us in the PRC under PRC laws. The PRC Civil Procedure Law and related laws and regulations require a connection to the PRC to establish jurisdiction, which may be challenging for U.S. shareholders to establish based solely on their ownership of our shares.

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

The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2023 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements. On December 17, 2024, this company was sold to Hapi Travel Holding Pte. Ltd. for a consideration of $82,635 to a related party. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following plan of operations:

●	Operation of global e-commerce marketplace bringing quality lifestyle products;
●	Partner with technology providers to offer services for membership management, e-commerce, loyalty reward management and metaverse platform for community; and
●	Identify solutions and licensing opportunities in accelerating the digital transformation for direct selling, affiliate marketing, travel membership and O2O (online-to-offline) e-commerce operations.

Achieved and Target Milestones

In 2024, we achieved the following milestones:

●	Enhanced our software solutions to fit the needs of direct-to-consumer commerce with AI and Metaverse services;
●	Engaged in the development and operation of a Global e-commerce Marketplace, www.hapi-marketplace.com, primarily for direct-to-consumer lifestyle products; and
●	Achieved a closer partnership with VEII for digital transformation of retail sectors including electronic sales label management, shelf check out solutions, and AI customer service.

Over the next twelve months we plan to:

●	Further enhance our software solutions to fit the need of direct-to-consumer commerce with AI and Metaverse services; and
●	Continue our close partnership with VEII for digital transformation of retail sectors including sales label management applications for both electronics and paper labels, and a service management platform with AI assistant and store management software services.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	Operation of global e-commerce marketplace;
●	IT services, in serving the retail business sector; and
●	Digital transformation related consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	leveraging the membership base for Hapi Cafe and direct marketing business of the group for launching of global marketplace;
●	continuous strengthening of new technological developments such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and projects, and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	dealing with changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengths:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization structure - to effectively adapt to the growth and shrink of operation based on market and sales pipelines.

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

Employees and Employment Agreements

We currently have 22 employees, 4 employed by the e-commerce business of Hotapp International Limited and 18 employed by the Food and Beverage (“F&B”) business of HCCN and HCTW. We expect to maintain our headcount at the current level, with moderate increases in line with business activities for the foreseeable future and if our financing permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

As of the date of this Report, we have not entered into any employment arrangement with any officers, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company. Our largest stockholder, Alset Inc., has provided staff without charge to our Company at no incremental effort or cost to Alset’s own operations. We intend to outsource many functions of our business in the immediate future.

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

The report of Grassi & Co., our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2024 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2024 contained herein, we have incurred net loss since inception, and have a working capital deficit of $6,912,435. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified material weaknesses in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2024, we had determined that the following issues constitute as material weakness:

●	The Company has limited accounting personnel, and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting.

●	Additionally, well-defined accounting policies and procedures have not been established and many financial close procedures, including period-end review and reconciliations, did not occur on a timely basis or failed to identify material adjustments.

These material weaknesses, which remained unremediated by the Company as of December 31, 2024, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors’ products, particularly with respect to mobile products;
●	the size and composition of our user base;
●	the engagement of our users with our products and competing products;
●	the timing and market acceptance of products, including developments and enhancements to our or our competitors’ products;
●	our ability to monetize our products;
●	customer service and support efforts;
●	acquisitions or consolidations within our industry, which may result in more formidable competitors;
●	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
●	our ability to cost-effectively manage and grow our operations; and
●	our reputation and brand strength relative to those of our competitors.

We are a development stage company and we may never generate significant revenues which could cause our business to fail.

We are a development stage company and have generated limited revenues as of the date of this Report. Since inception, the Company has incurred net loss of $17,884,549 and has net working capital deficit of $6,912,435 at December 31, 2024. We expect to operate with net loss for the next financial year-ending December 31, 2025 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history with our current operations that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We have no significant financial resources and have recorded minimal revenues in the year ended December 31, 2024. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

If we do not successfully develop new products and services, our business may be harmed.

Our business and operating results may be harmed if we fail to expand our various product and service offerings (either through internally developed products or capability development initiatives or through partnerships and acquisitions) in such a way that achieves widespread market acceptance or that generates significant revenue and gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service offerings in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated capital expenditures in new products and technologies or in new strategic partnerships, and we may not have sufficient resources to make these expenditures. Because the markets for many of our products and services are subject to rapid change, we may need to expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements and harm our business and operating results.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $130,000 per year, consisting of $10,000 in legal, $100,000 in audit and $20,000 for financial printing and transfer agent fees. We expect all of the applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations’ revenue and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Alset Inc. owns a significant amount of the outstanding common stock of the Company and could take actions which other investors may deem as detrimental to the Company.

Alset Inc. beneficially owns approximately 99.55% of the outstanding common stock of our Company as of the date of this filing. Through this ownership, this stockholder has the ability to substantially influence our board, our management, and our policies and business operations. In addition, the rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Because of this majority ownership, Alset Inc. may cause the Company to engage in business combinations without having to seeking other stockholders’ approval.

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

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission (“FTC”), the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly.

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

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA (“PRC”)

PRC Regulations on Enterprises with Foreign Investment

At the present time, only a small portion of our revenue is generated in the PRC, however, we anticipate that this percentage may change as our business develops. In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. Until such contribution of capital is satisfied, a FIE is not allowed to repatriate profits to its stockholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.) (“HCCN”) is the PRC holding company of the other PRC subsidiaries, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) is the subsidiary of HCCN that conducts operations in the PRC and Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) is the subsidiary of HCCN that does not conduct any operations in the PRC and was dissolved on November 26, 2024. Both of these companies were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

As a result of PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends, in a general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend or otherwise.

The Chinese government has exercised and can continue to exercise substantial control to intervene on virtually every sector of the Chinese economy through regulation and state ownership, and as a result, it can influence the manner in which we must conduct our business activities and effect material changes in our operations and/or the value of our securities. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected PRC-based operating companies whose securities are listed in the U.S., with significant policy changes being made from time to time without notice (we are incorporated in Delaware, but not currently listed on any exchange). There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in PRC-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of PRC-based overseas listed companies. As of the date hereof, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

In early July 2021, regulatory authorities in the PRC launched cybersecurity investigations with regard to several PRC-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2, 2021 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure (the “Regulations”), which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

On February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023. According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

The Overseas Listing Trial Measures also provides that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in the PRC, or its main place(s) of business are located in the PRC, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in the PRC. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023 shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filing procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March 31, 2023, shall not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB 500,000 to RMB 5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration requires that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide with or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

In addition, on December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recent nature of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

The businesses of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong and the PRC; and (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by the PRC’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within the PRC of more than Renminbi (“RMB”) 400 million. We therefore believe that the Company is fully compliant with CAC regulations.

Regulations on Tax

PRC Enterprise Income Tax

The PRC enterprise income tax, or EIT, is calculated based on the taxable income determined under the applicable EIT Law and its implementation rules, which became effective on January 1, 2008. The EIT Law imposes a uniform enterprise income tax rate of 25% on all resident enterprises in the PRC, including foreign-invested enterprises.

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

According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in the PRC and will be subject to PRC enterprise income tax on its worldwide income only if all of the following criteria are met:

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

Regulations Relating to Foreign Exchange and Transfers of Cash to and from Our Subsidiaries

(i)	Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in the PRC are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into PRC under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

(ii)	Transfers of Cash to and from Our Subsidiaries

Our equity structure is a direct holding company structure. Within our direct holding company structure, the cross-border transfer of funds between our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter Hapi Metaverse Inc., the funds can only be transferred to the PRC operating companies through Hapi Cafe Limited (“HCHK”), the immediate holding company of the PRC operating companies. Hapi Metaverse Inc. is permitted under Delaware law to provide funding to all the subsidiaries, except for the PRC operating companies, through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. All the subsidiaries except for the PRC operating companies are also permitted to provide funding between subsidiaries or to Hapi Metaverse Inc. through loans or dividend distribution without restrictions on the amount of the funds. HCHK is permitted by the laws of the PRC to provide funding in the form of loans or capital injection to HCCN and its subsidiaries for their daily operations.

HCCN is permitted by the laws of the PRC to distribute profit in the form of dividends only to its immediate holding company, HCHK.

As of December 31, 2024, the Company received $1,958,312 from Alset Inc. and its’ subsidiaries, referred to “Amount due to related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $515,272 was transferred to its Hong Kong subsidiaries for their daily operation use, $193,226 to Hotapp International Limited, $257,638 to HCHK and $64,408 to Hapi Travel Ltd. (“HTL”), HTL was sold by the Company on December 17, 2024. Throughout the year 2024, $58,880 and $327,453 from HCHK were transferred to MOC and HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and daily operation use for HCCN, HCDG and HCGZ. A total of $250,695 in foreign exchange loss was generated during the year 2024, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023” set forth in this Annual Report.

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

Subject to the Delaware General Corporation Law and our bylaws, our Board of Directors may authorize and declare a dividend to shareholders at such time and in such amount as it deems appropriate, provided that the Board reasonably believes that, immediately following the dividend, our assets will exceed our liabilities and we will be able to pay our debts as they become due.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for PRC-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as PRC-sourced income and as a result may be subject to PRC withholding tax at up to 10%.

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

Foreign Corrupt Practices Act and Chinese anti-corruption law

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in the PRC, which may experience corruption. Our activities in the PRC create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our Company, because these parties are not always subject to our control. We are in the process of implementing an anticorruption program, which prohibits the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. The anticorruption program also requires that clauses mandating compliance with our policy be included in all contracts with foreign sales agents, sales consultants and distributors and that they certify their compliance with our policy annually. It further requires that all hospitality involving promotion of sales to foreign governments and government-owned or controlled entities be in accordance with specified guidelines. In the meantime, we believe to date we have complied with the provisions of the FCPA and Chinese anti-corruption law.

Our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015, or the 2015 FIL Draft, which expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or a FIE.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in the PRC, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in the PRC. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within the PRC, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within the PRC; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within the PRC; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within the PRC; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

According to the Foreign Investment Law, the State Council will publish or approve to publish the “negative list” for special administrative measures concerning foreign investment. The Foreign Investment Law grants national treatment to foreign-invested entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list”. Because the “negative list” has yet to be published, it is unclear whether it will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The Foreign Investment Law provides that FIEs operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, cease its investment activities, dispose of its equity interests or assets within a prescribed time limit and have its income confiscated. If the investment activity of a foreign investor is in breach of any special administrative measure for restrictive access provided for in the “negative list”, the relevant competent department shall order the foreign investor to make corrections and take necessary measures to meet the requirements of the special administrative measure for restrictive access.

The PRC government will establish a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises shall submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of PRC, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within the PRC; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must comply with local minimum wage standards. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

In addition, according to the PRC Social Insurance Law, employers in the PRC must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds.

Regulations on Anti-Monopoly Law

The PRC Anti-Monopoly Law, which took effect on August 1, 2008, prohibits monopolistic conduct, such as entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition.

Regulation Relating to Privacy Protection

Under the Internet Content Provider (“ICP”) Measures, ICPs are prohibited from producing, copying, publishing or distributing information that is humiliating or defamatory to others or that infringes upon the lawful rights and interests of others. Depending on the nature of the violation, ICPs may face criminal charges or sanctions by the PRC’s security authorities for such acts, and may be ordered to suspend temporarily their services or have their licenses revoked.

Under the Several Provisions on Regulating the Market Order of Internet Information Services, issued by the Ministry of Industry and Information Technology (“MIIT”) on December 29, 2011, ICPs are also prohibited from collecting any user personal information or providing any such information to third parties without the consent of a user. ICPs must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for its services. ICPs are also required to properly maintain the user personal information, and in case of any leak or likely leak of the user personal information, ICPs must take remedial measures immediately and report any material leak to the telecommunications regulatory authority.

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

General Risk Related to Doing Business in the PRC

The PRC government has exercised and can continue to exercise substantial control to intervene on virtually every sector of the Chinese economy through regulation and state ownership, and as a result, it can influence the manner in which we must conduct our business activities and may intervene or influence our operations at any time, and effect material changes in our operations and/or the value of our securities.

Risks Related to Doing Business in Hong Kong

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

We conduct our operations and generate the majority of our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;

●	expropriation or nationalization of private enterprises; and

●	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and possibility to become closer aligned with legal system in the PRC with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and/or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to invest in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in the PRC. Although the influence of the law has been increasing, PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in the PRC. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in the PRC. The uncertainties, including new laws and regulations and changes of existing laws, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Adverse regulatory developments in the PRC may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in the PRC may impose additional compliance requirements for companies like us with PRC-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in the PRC, in particular with respect to restrictions on PRC-based companies raising capital offshore, may lead to additional regulatory review in the PRC over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in the PRC, or causing the suspension or termination of our business operations in the PRC entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in the PRC and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with PRC-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in the PRC, and that both countries should strengthen communications on regulating PRC-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in the PRC.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in the PRC. According to the relevant PRC regulations on foreign-invested enterprises in the PRC, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in the PRC for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The State Administration of Taxation (“SAT”) has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in the PRC who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

Data Privacy

The Government and the Privacy Commissioner for Personal Data (“PCPD”) put forward six key proposals in the formal review of the Personal Data (Privacy) Ordinance (“PDPO”) which commenced in January 2020. The “anti-doxxing” regime was one of the proposals and the new “anti-doxxing” provisions came into effect on 8 October 2021. The new regime creates offences to curb “doxxing” acts, and empowers the PCPD to carry out criminal investigations, institute prosecutions and issue cessation notices.

“Doxxing” refers to gathering personal data of a specific targeted person and/or related persons (such as family members) through various means, e.g., public registers and discussion platforms, and disclosing such personal data on the internet, social media or other open platforms (such as public places).

Two new “doxxing” offences under a two-tier structure have been created under the new regime:

●	First-tier offence: it is a summary offence to (i) disclose a data subject’s personal data without consent; and (ii) the discloser has an intent to cause any “specified harm” to the data subject or any family member or is reckless as to whether any “specified harm” would be, or would likely be, caused to the data subject or any family member.
●	Second-tier offence: it is an indictable offence to (i) disclose a data subject’s personal data without consent; (ii) the discloser has an intent to cause any “specified harm” to the data subject or any family member, or is reckless as to whether any “specified harm” would be, or would likely be, caused to the data subject or any family member; and (iii) the disclosure causes “specified harm” to the data subject or any family member.

A mandatory data breach notification mechanism was also one of the six key proposals in the formal review of the PDPO. While there are currently no mandatory breach reporting obligations under the PDPO, the PCPD issued non-binding Guidance on Data Breach Handling and Data Breach Notifications in June 2023, which provides a comprehensive guide in relation to preventing, handling and reporting data breaches. The increased emphasis on data breach notification may signal that notifying a data breach to the PCPD and the affected data subjects may potentially become mandatory in Hong Kong in the future. The Company believes that it is compliant with this regulatory regime, and it has not impacted the Company’s business.

Cybersecurity

In October 2021, the Hong Kong Government announced that it would begin preparatory work for the enactment of cybersecurity legislation to strengthen cybersecurity of critical information infrastructure in Hong Kong by imposing network security obligations on operators of critical information infrastructure. The Secretary of Security cited examples of critical information infrastructure, which include water, electricity, coal supply, communication networks, transport services and financial institutions.

Details of the legislative proposal are not yet available. However, the Hong Kong Government has indicated that in preparing for the impending cybersecurity legislation, it will refer to relevant legislation around the world and will focus on seven areas, including:

1.	Establishing a preventive management regime for critical infrastructures.
2.	Devising a cyber security plan.
3.	Conducting regular security assessments.
4.	Putting in place a comprehensive incident response plan.
5.	Conducting frequent drills.
6.	Resilience.
7.	Prompt notification mechanism.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. companies with a significant portion of their operations in the PRC, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have a significant portion of their operations in the PRC have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. While we do not, at the current time, have a significant portion of our operations in the PRC, this could change in the future. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed companies with their operations primarily in the PRC has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	that a broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors that the Board of Directors deems relevant at the time. Our current intention is to apply net earnings, if any, to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock price is likely to be highly volatile, which may subject us to securities litigation, thereby diverting our resources, which may affect our profitability and results of operation.

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

In addition, as a result of the expected volatility of our stock price, investors may be unable to resell their shares at a fair price or sell at a price lower than their entry price.

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

Since members of our management are not residents of the United States and certain of our assets are located outside of the United States, you may not be able to enforce a U.S. judgment for claims you may bring against such officers or assets.

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

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Hapi Metaverse Inc. is a holding company incorporated in Delaware that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Singapore, Hong Kong and the People’s Republic of China (“PRC”). References to subsidiaries based in Hong Kong refer to subsidiaries based in the Hong Kong Special Administrative Region (“S.A.R”), and references to subsidiaries based in the People’s Republic of China or PRC refer to subsidiaries based in the People’s Republic of China, and, unless the context requires otherwise and solely for the purpose of this annual report such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong S.A.R., Macao S.A.R., and Taiwan. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

A substantial portion of our assets are located in Hong Kong. Meanwhile, our current directors and officers are Hong Kong / Singapore residents with substantial portions of their assets located outside the United States. Our Chief Executive Officer, Lee Wang Kei, our Chief Financial Officer, Lui Wai Leung Alan and one member of our Board of Directors, Lum Kan Fai, each have their primary residences and business offices in Hong Kong. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment (the “Application”) for which you will be required to engage a local counsel to facilitate or prepare the Application alongside the various supporting documentations for the Application. Subsequently, you will be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, you may encounter difficulties to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

Further, insofar as PRC factors may be concerned, there is uncertainty as to whether the PRC courts would (i) entertain original actions brought in the PRC against us or our directors or officers based on the securities laws of the United States or any state in the United States or (ii) recognize or enforce judgments of the courts of the United States obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state in the United States. To this end, we note that none of our directors or officers are Chinese nationals.

Under the “one country, two systems” principle, the Hong Kong Special Administrative Region has an independent judiciary that operates separately from the courts in the PRC. The courts of Hong Kong have jurisdiction over all cases that arise within its territory, including civil and criminal cases, as well as cases related to the interpretation of the Basic Law.

Where PRC law does apply however, in order to enforce a foreign judgment in accordance with the laws and regulations of the PRC, certain criteria must be met as stipulated by the PRC Civil Procedure Law and other related laws and regulations. These criteria include, but are not limited to: (i) the judgment being sought for recognition must be a final and valid judgment or decree issued by a foreign court; (ii) the court that rendered the judgment or decree must have jurisdiction over the case under the applicable foreign law; (iii) the proceedings of the foreign court must have been fair and lawful under the applicable foreign law, including effective service on the defendant and giving the defendant an opportunity to be heard; (iv) there must be no conflicting interests in the case; (v) the requested court must not be conducting an ongoing trial between the same parties on the same subject matter or have already rendered an effective judgment, nor must it have recognized a judgment rendered by a third country in the case; (vi) there must be a treaty relationship or reciprocity between the two countries for the mutual recognition and enforcement of judgments in civil and commercial matters; and (vii) the recognition and enforcement of the judgment must not violate the fundamental principles of the laws of the PRC or the sovereignty, security, or public interests of the PRC.

As of the date of this Report, there are no existing treaties or written arrangements between the PRC and the United States for the mutual recognition and enforcement of foreign judgments. Furthermore, under the PRC Civil Procedure Law, a foreign judgment against us, our directors, or officers cannot be enforced by the courts of the PRC if the court finds that it violates the fundamental principles of PRC laws or national sovereignty, security, or public interests. This raises uncertainty about whether and under what circumstances a PRC court would enforce a judgment issued by a court in the United States, and it could be difficult for U.S. shareholders to bring a lawsuit against us in the PRC under the laws of the PRC. The PRC Civil Procedure Law and related laws and regulations require a connection to the PRC to establish jurisdiction, which may be challenging for U.S. shareholders to establish based solely on their ownership of our shares.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has oversight of cybersecurity, data privacy and other information technology risks. The Board oversees management’s implementation of our cybersecurity risk management program and cybersecurity risk exposures, and the steps taken by management to monitor and mitigate cybersecurity risks. The Board is composed of directors with diverse expertise, which has prepared them to oversee our cybersecurity risks.

The Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Board also receives briefings from management on our cybersecurity risk management program.

Our management team, including our Chief Executive Officer, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security consultants; threat intelligence and other information obtained from governmental, public or private sources, including external consultants which may be engaged by us; and alerts and reports produced by security tools deployed in the information technology environment. Our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Item 2. Properties

Our U.S. office is located at 4800 Montgomery Lane, Suite 210, Bethesda MD 20814. We occupy one office at this location free of rent based on a month-to-month arrangement with an affiliate of Alset Inc., the Company’s largest stockholder.

Our PRC Office is located in Rooms 3806 and 3807, No. 11 Dongcheng Section, Dongcheng Avenue, Dongcheng Street, Dongguan City, Guangdong Province, PRC. We occupy one office at this location with a monthly rent of $3,294 for Room 3806 and $2,286 for Room 3807. The lease for Room 3806 will end at March 10, 2027, and the lease for Room 3807 will end at April 30, 2029.

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

Item 4. Mine Safety Disclosure.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Presently, there is no established public trading market for our shares of common stock. On June 9, 2015, the Financial Industry Regulatory Authority (“FINRA”), cleared the Company’s request under Rule 15c2-11 for an unpriced quotation on the OTC Bulletin Board and in OTC Link under the symbol HTPN. Since that time, through the date of this Annual Report, the Company has not had any trading in its stock. The Company’s stock symbol is now GIGW and the Company’s name has been changed to Hapi Metaverse Inc.

Holders

As of the date of this filing, we had 4,850 stockholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024 COMPARED TO

YEAR ENDED DECEMBER 31, 2023

Results of Operations

For the years ended December 31, 2024 and 2023

Revenue

Revenue, generated primarily by the food and beverage (“F&B”) business, MOC HK Limited (“MOC”), Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Company Limited (“HCTW”), was $251,752 and $201,873, respectively, for the years ended December 31, 2024 and 2023. The increase in F&B revenue was mainly generated from HCTW after its acquisition on April 18, 2024. Revenue generated from the travel business, Hapi Travel Ltd. (“HTL”), was $2,386 and $24,337 respectively, for the years ended December 31, 2024 and 2023. Additional revenue was also generated by services rendered to customers in the amount of $0 and $28,117, respectively, for the years ended December 31, 2024 and 2023. In 2022 the Company began generating revenue on a monthly basis from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of Value Exchange International, Inc. (“VEII”) located in Hong Kong. This service was terminated on June 30, 2023.

Cost of revenue

Cost of revenue related primarily to F&B revenue were $94,178 and $59,805 respectively, for the years ended December 31, 2024 and 2023, of which $7,975 and $6,401 was depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business revenue was $2,376 and $23,137 respectively, for the years ended December 31, 2024 and 2023. The cost of outside service fees incurred directly by the project for the years ended December 31, 2024 and 2023 was $0 and $9,152, respectively. Total cost of revenue for the years ended December 31, 2024 and 2023 was $96,554 and $92,094, respectively. The increase in cost of revenue was mainly due to increased sales after the acquisition of HCTW.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the years ended December 31, 2024 and 2023 were $1,880,908 and $963,385, of which $414,240 and $0 were impairment loss on goodwill, $6,971 and $2,912 were depreciation expenses and $631,497 and $311,283 were salary expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, a $296,884 increase of salary expenses due to the expansion in the F&B businesses, and a $414,420 impairment on goodwill after the acquisition of HCTW and the closing of the café under MOC.

Other Income (Expense)

Total other (expense) / income for the years ended December 31, 2024 and 2023 was ($2,747,828) and ($6,110,852), of which $93,751 and $65,885 was interest income, ($2,613,855) and ($6,109,270) was unrealized loss on securities investment, $5,417 and $1 was other income, ($162,451) and ($97,622) was interest expenses-related party, and ($70,690) and $29,722 was foreign exchange (loss) gain, respectively. The decrease of other expense was mainly due to $3,506,207 decrease of expenses due to the fair value loss of VEII shares and warrants.

Liquidity and Capital Resources

At December 31, 2024 and 2023, we had cash of $428,660 and $745,719, and a working capital deficit of $6,912,435 and $2,979,056, respectively. The increase in the working capital deficit during the year ended December 31, 2024 was due to the increase in the amount due to related parties.

We had a total stockholders’ deficit of $6,958,455 and an accumulated deficit of $17,884,549 as of December 31, 2024 compared with a total stockholders’ deficit of $2,563,665 and an accumulated deficit of $13,414,222 as of December 31, 2023. The difference in both years is primarily due to the net loss incurred during the year 2024.

For the year ended December 31, 2024, we recorded a net loss of $4,471,152.

We had net cash used in operating activities of $1,383,294 for the year ended December 31, 2024. We had a negative change of $92,316 due to accounts receivable-related parties, $7,154 due to accounts receivable, $261,133 due to change in operating lease liability and $46,230 due to other non-current assets. A positive change of $2,613,855 due to unrealized loss on security investment, $70,690 due to foreign currency loss, $264,249 in non-cash lease expenses, $414,240 due to impairment loss on goodwill, $67,731 due to security deposit and other receivable, $9,735 due to written off of bad debt, $32,648 due to accounts payable and accrued expenses and $2,550 due to inventories.

For the year ended December 31, 2023, we recorded a net loss of $6,912,004.

We had net cash used in operating activities of $816,748 for the year ended December 31, 2023. We had a negative change of $75,030 due to accounts receivable, $2,222 due to prepaid expenses, $139,441 due to change in operating lease liability and $2 due to gain on disposal of subsidiary. A positive change of $6,109,270 due to unrealized loss on security investment, $150,135 in non-cash lease expenses, $3,264 in provision for impairment of accounts receivable, $30,936 due to accounts payable and accrued expenses, $7,112 due to security deposit and other receivable and $1,209 due to inventories.

In the year ended December 31, 2024, we had net cash used in investing activities of $256,299. We had used $110,000 in issuance of convertible loan receivable to related party, $82,635 in promissory note, $69,295 in the purchase of property and equipment and $5,631 positive change was due to the acquisition of HCTW. In the year ended December 31, 2023, we had net cash used in investing activities of $2,408,139. We had used $2,400,000 in issuance of convertible loan receivable to related party, $4,127 in the purchase of property and equipment and $4,012 in other investing activities

For the year ended December 31, 2024, we had net cash provided by financial activities of $1,573,229, of which $1,573,229 was due to advances from related parties. For the year ended December 31, 2023, we had net cash provided by financial activities of $3,557,477. We had a negative change of $214,934 due to acquisition of Hapi Travel Limited via common control. A positive change of $2,400,000 was due to borrowings from related parties and $1,372,411 was due to advances from related parties.

As of December 31, 2024, we had fixed operating office lease agreements in Taiwan and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern, including the facts that the Company has incurred net operating losses of $17,884,549 from inception though December 31, 2024 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Costs to obtain or fulfill a contract are capitalized and expensed over the life of the contract.

The Company began generating revenue from the F&B business by providing quality catering services in Hong Kong since October 2022, in the People’s Republic of China (“PRC”) since January 2023, and in Taiwan since April 2024.

In 2022 the Company had a project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of Value Exchange International, Inc. located in Hong Kong, on a monthly basis. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issue the corresponding invoice and provide the service accordingly. Any payment received from this customer in advance is presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of December 31, 2024. The balance of customer deposits at December 31, 2024, 2023 and 2022 was $0, $0, and $2,802, respectively.

In June 2023, the Company acquired a travel business and began generating revenue by providing travel packaging and ticketing services in Hong Kong. This was terminated in 2024.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2024 or 2023, respectively.

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

The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII common stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price” (as defined below). The Conversion Price for a Conversion shall be the average closing price of the VEII common stock for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Lenders shall also have certain conversion rights upon a change of control of VEII, or a breach of the 1st VEII Credit Agreement by VEII.

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

On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

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

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.55%) of VEII, which are recorded at fair value of $747,676 and $1,425,654 at December 31, 2024 and December 31, 2023, respectively. ($2,613,855) and ($6,109,270) in unrealized (loss) was recognized during the years ended December 31, 2024 and 2023, respectively.

Transfers of Cash to and from Our Subsidiaries

Our equity structure is a direct holding company structure. Within our direct holding company structure, the cross-border transfer of funds between our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter Hapi Metaverse Inc., the funds can only be transferred to the PRC operating companies through Hapi Cafe Limited (“HCHK”), the immediate holding company of the PRC operating companies. Hapi Metaverse Inc. is permitted under Delaware law to provide funding to all the subsidiaries, except for the PRC operating companies, through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. All the subsidiaries except for the PRC operating companies are also permitted to provide funding between subsidiaries or to Hapi Metaverse Inc. through loans or dividend distribution without restrictions on the amount of the funds. HCHK is permitted by the laws of the PRC to provide funding in the form of loans or capital injection to Guangdong LeFu Wealth Investment Consulting Co., Ltd. (“HCCN”) and its subsidiaries for their daily operations.

HCCN is permitted by the laws of the PRC to distribute profit in the form of dividends only to its immediate holding company, HCHK.

As of December 31, 2024, the Company received $1,958,312 from Alset Inc. and its’ subsidiaries, referred to “Amount due to related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $515,272 was transferred to its Hong Kong subsidiaries for their daily operation use, $193,226 to Hotapp International Limited, $257,638 to HCHK and $64,408 to HTL. HTL was sold by the Company on December 17, 2024. Throughout the year, $58,880 and $327,453 from HCHK were transferred to MOC and HCCN respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and daily operation use for HCCN, HCDG and Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”). During years ended December 31, 2024 and 2023, a total of $69,206 and $51,127 in foreign exchange loss was generated, respectively. Please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023” set forth in this Annual Report.

The principal regulations governing foreign currency exchange in the PRC are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into PRC under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

To the extent cash in the business is in the PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company and our subsidiaries by the PRC government to transfer cash.

Off –Balance Sheet Arrangements

As of December 31, 2024, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HAPI METAVERSE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hapi Metaverse Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hapi Metaverse Inc. and Subsidiaries, (the Company) as of December 31, 2024, and 2023 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant accumulated operating losses, negative cash flows from operations, and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions, and management’s plans regarding those matters, are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 8 and 9 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

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

Valuation of Investment in Related Party and Convertible Loan Receivable

Critical Audit Matter Description

As discussed in the Company’s consolidated financial statements, the Company has an investment in a related party, Value Exchange International (“VEII”). This investment is comprised of common shares and warrants. The Company also has multiple convertible loans receivable with VEII. The Company currently holds a 48.55% ownership of VEII as of December 31, 2024. Under ASC 825, the Company elected to account for its equity-method investment in VEII using the fair value option. As a result, all financial interests in the same entity, including the convertible loan receivable, are required to be recorded at fair value. The Company uses publicly available trading data of VEII in calculating its estimate of fair value of its investment in and convertible loan receivable with VEII.

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

Jericho, New York

April 4, 2025

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$428,660	745,719
Prepaid expenses and other current assets	109,656	127,017
Accrued interest receivable - related party	158,201	65,885
Investment in Securities at Fair Value – related party	2,047,649	3,913,508
TOTAL CURRENT ASSETS	2,744,166	4,852,129

Property and equipment, net	106,264	6,574
Other non-current assets	46,230	-
Promissory note receivable – related party	82,635	-
Convertible promissory note receivable – related party	569,630	1,207,627
Goodwill	-	60,273
Operating lease right-of-use assets, net	520,119	267,727
TOTAL ASSETS	$4,069,044	6,394,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$110,634	74,935
Accrued taxes	-	371
Amount due to related parties	7,954,733	6,207,791
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	191,234	148,088
TOTAL CURRENT LIABILITIES	9,656,601	7,831,185

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	370,898	126,810
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,370,898	1,126,810

TOTAL LIABILITIES	$11,027,499	$8,957,995

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2024 and 2023	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of December 31, 2024 and 2023	50,761	50,761
Additional paid-in capital	11,426,328	11,168,595
Accumulated other comprehensive loss	(546,692)	(365,350)
Accumulated deficit	(17,884,549)	(13,414,222)
TOTAL HAPI METAVERSE INC STOCKHOLDERS’ DEFICIT	(6,954,152)	(2,560,216)
NON-CONTROLLING INTERESTS	(4,303)	(3,449)
TOTAL STOCKHOLDERS’ DEFICIT	$(6,958,455)	$(2,563,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,069,044	$6,394,330

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS
ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Food & Beverage	$251,752	$201,873
Travel	2,386	24,337
Services Rendered – related party	-	28,117
Total of Revenue	$254,138	$254,327

Cost of revenues
Food & Beverage – Depreciation	$(7,975)	$(6,401)
Food & Beverage – Cost of revenues	(86,203)	(53,403)
Travel – Cost of revenues	(2,376)	(23,137)
Services Rendered – Cost of revenues	-	(9,153)
Total Cost of revenues	$(96,554)	$(92,094)

Gross profit	$157,584	$162,233

Operating expenses:
Depreciation	$(6,971)	$(2,912)
General and administrative	(1,459,697)	(960,473)
Impairment loss on Goodwill	(414,240)	-
Total Operating expenses	$(1,880,908)	$(963,385)

Loss from operations	$(1,723,324)	$(801,152)

Other income (expense):
Interest income – related party	$93,751	$65,885
Interest income	-	430
Other income	5,417	1
Interest expense – related party	(162,451)	(97,622)
Foreign exchange (loss) gain	(70,690)	29,722
Unrealized loss on Securities Investment – related party	(2,613,855)	(6,109,270)
Gain on disposal of a subsidiary to related party	-	2
Total Other expense	$(2,747,828)	$(6,110,852)

Loss before taxes	$(4,471,152)	$(6,912,004)
Provision for income taxes	-	-
Net loss	$(4,471,152)	$(6,912,004)
Less: Net loss attributable to non-controlling interests	(825)	(1,600)
Net loss attributable to common shareholders	$(4,470,327)	$(6,910,404)

Net loss	$(4,471,152)	$(6,912,004)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(181,371)	$(50,107)
Total Other comprehensive loss, net of tax:	$(4,652,523)	$(6,962,111)

Less Comprehensive loss attributable to non-controlling interests	$(854)	$(1,598)
Total Comprehensive loss attributable to common stockholders	$(4,651,669)	$(6,960,513)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,389,976

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non- Controlling Interests	Total Stockholders’ Deficit
Balance December 31, 2022	506,898,576	$50,690	$4,679,498	$(315,241)	$(6,288,884)	$(1,873,937)	$(1,851)	$(1,875,788)

Common stock issued for services	711,750	71	641	-	-	712	-	712
Acquisition of VEII warrants via loan conversion	-	-	6,488,456	-	-	6,488,456	-	6,488,456
Acquisition of Hapi Travel Limited under Common Control	-	-	-	-	(214,934)	(214,934)	-	(214,934)
Net loss for period	-	-	-	-	(6,910,404)	(6,910,404)	(1,600)	(6,912,004)
Foreign currency translation adjustment	-	-	-	(50,109)	-	(50,109)	2	(50,107)

Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)

Gain on sale of Hapi Travel Limited to related party	-	-	257,733	-	-	257,733	-	257,733
Net loss for period	-	-	-	-	(4,470,327)	(4,470,327)	(825)	(4,471,152)
Foreign currency translation adjustment	-	-	-	(181,342)	-	(181,342)	(29)	(181,371)

Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,471,152)	$(6,912,004)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	14,946	9,313
Non-cash lease expenses	264,249	150,135
Provision for impairment of account receivable	9,735	3,264
Common stock issued for services	-	712
Gain on disposal of subsidiary	-	(2)
Loss on disposal of fixed asset	2,422	-
Impairment loss on goodwill	414,240	-
Foreign exchange loss	70,690	-
Unrealized loss on securities investment – related party	2,613,855	6,109,270

Change in operating assets and liabilities:
Prepaid expenses and other current assets	64,752	2,421
Accrued interest receivable - related party	(92,316)	(71,352)
Other non-current assets	(46,230)	-
Accounts payable, other payable and accrued expenses	32,648	31,095
Accounts payable, other payable and accrued expenses-related party	-	(159)
Operating Lease Liabilities	(261,133)	(139,441)
Net cash used in operating activities	$(1,383,294)	$(816,748)

CASH FLOW FROM INVESTING ACTIVITIES:
Promissory note issued to related party	$(82,635)	$-
Purchase of property and equipment	(69,295)	(4,127)
Issuance of convertible loan receivable - related party	(110,000)	(2,400,000)
Acquisition of Hapi Café Co., Limited (TW)	5,631	-
Other	-	(4,012)
Net cash used in investing activities	$(256,299)	$(2,408,139)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings from related parties	$-	$2,400,000
Deemed distribution to indirect shareholder	-	(214,934)
Advance from related parties	1,573,229	1,372,411
Net cash provided by financing activities	$1,573,229	$3,557,477

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(66,364)	$332,590
Effects of foreign exchange rates on cash and cash equivalents	(250,695)	(101,131)

CASH AND CASH EQUIVALENTS at beginning of year	745,719	514,260
CASH AND CASH EQUIVALENTS at end of year	$428,660	$745,719

Supplemental schedule of non-cash investing and financing activities
VEII common shares acquired via conversion of note receivable	-	1,300,000
VEII warrants acquired via conversion of note receivable	-	6,488,456
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	155,194	271,504
Gain on sale of Hapi Travel Limited to related party	257,733	-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

HAPI METAVERSE INC. (FORMERLY KNOWN AS GIGWORLD INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company” or “Group”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. The Company also started its Food and Beverage (“F&B”) business in 2022 and its travel business in 2023, which was stopped in 2024.

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $17,884,549, has net working capital deficit of $6,912,435, had net cash used in operating activities of $1,383,294 at December 31, 2024, and has incurred recurring net losses in each of the two years ending December 31, 2024 and 2023. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2024 and 2023, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2024		December 31, 2023
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	50.0	*[1]	50.0	*[1]
Hapi Café Limited	Hong Kong	100.0	*[2]	100.0	*[2]
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	*[3]	100.0	*3
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	*[4]	100.0	*[4]
Hapi Metaverse Inc.	Texas	-	*[5]	100.0	*[5]
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*[6]	100.0	*[6]
Guangzho Leyouyou Catering Management Co., Ltd.	People’s Republic of China	-	*[7]	100.0	*[7]
Hapi Travel Ltd.	Hong Kong	-	*[8]	100.0	*[8]
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	*[9]	100.0	*[9]
NewRetail-AI Inc.	Nevada	-	*[10]	100.0	*[10]
Hapi Cafe Co., Ltd	Taiwan	100.0	*[11]	-

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited holds 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of the Company. The remaining 5,000 shares of Smart Reward, representing 50% of the total issued and outstanding shares of Smart Reward, are held by Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International, Inc. (“VEII”). The Company owns 48.55% of the total issued and outstanding shares of VEII as of December 31, 2024 and 2023.

Accordingly, the Company in total holds more than 50% of Smart Reward, and Smart Reward is consolidated in the Company’s financial statements.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 comprising 2 ordinary shares. HCHK is principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	Hapi Group HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 comprising 10 ordinary shares. MOC is principally engaged in the food and beverage business in Hong Kong. Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024. This company changed its name from MOC HK Limited to Hapi Group HK Limited on November 15, 2024.

*[4]	Guangdong LeFu Wealth Investment Consulting Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN is principally engaged in the food and beverage business in Mainland China. On December 6, 2024, this company changed its name from Shenzhen Leyouyou Catering Management Co., Ltd. to Guangdong LeFu Wealth Investment Consulting Co., Ltd.

Hapi Cafe Ltd. is the owner HCCN. This business was incorporated on October 10, 2022.

*[5]	Hapi Metaverse Inc. was a subsidiary incorporated in Texas on November 28, 2022, with the same name as the Company’s current name. This subsidiary had an issued and paid-up share capital of $0.10 comprising 100 ordinary shares. This subsidiary of the Company was dissolved on August 21, 2024 with no accounting impact as it was a dormant company.

*[6]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG plans to be principally engaged in the food and beverage business in Mainland China.

HCCN is the owner of HCDG.

*[7]	Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) was incorporated in People’s Republic of China on May 19, 2023. HCGZ plans to be principally engaged in the food and beverage business in Mainland China. This company was dissolved on November 26, 2024 with no accounting impact as it was a dormant company.

HCCN is the owner of HCGZ.

*[8]	Hapi Travel Ltd. (“HTL”) was incorporated in Hong Kong on September 27, 2019. HTL is principally engaged in the travel business in Hong Kong. On December 17, 2024, this company was sold to Hapi Travel Holding Pte. Ltd. for a consideration of $82,635 with no profit for the deal.

HotApp BlockChain Pte. Ltd. was the owner of HTL. This business was acquired on June 14, 2023 via common control. The acquisition resulted in a deemed dividend of $214,174 for the Company.

*[9]	Hapi Robot Service Pte. Ltd. (“HAPL”) was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares. On November 13, 2024, this company changed its name from Hapi Acquisition Pte. Ltd. to Hapi Robot Service Pte. Ltd.

*[10]	NewRetail-AI Inc. was incorporated in Nevada on July 31, 2023 with an issued and paid-up share capital of $1,000 comprising 10,000,000 ordinary shares. This company was dissolved on August 21, 2024 with no accounting impact as it was a dormant company.

*[11]	Hapi Café Co., Ltd. (“HCTW”) was incorporated in Republic of China (Taiwan) on October 25, 2022 with an issued and paid-up share capital of $2,442 comprising 100,000 ordinary shares. HCTW is engaged in the food and beverage business in Republic of China (Taiwan).

HAPL is the owner of HCTW. This business was acquired on April 18, 2024 from an independent third party. Goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill of $353,616 as a loss during the year ended December 31, 2024 due to the poor financial situation of HCTW.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Group’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets, valuation of goodwill, and the fair value estimate for the Company’s equity securities and convertible note receivable with a related party.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of December 31, 2024, cash of the Group includes, on an as converted basis to US dollars, $208,102, $105,674, $44,583 and $31,166, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”) respectively. As of December 31, 2023, cash of the Group includes, on an as converted basis to US dollars, $589,593, $10,704 and $11,327, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), and Chinese Yuan (“CN ¥”), respectively.

Investment in Securities at Fair Value – Related Party

The Company currently has an investment in Value Exchange International, Inc., a related party, consisting of 21,120,795 shares of common shares and 36,723,160 stock warrants. The Company had elected the fair value option, or “FVO,” and the Company continues to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Costs to obtain or fulfill a contract are capitalized and expensed over the life of the contract.

The Company began generating revenue from the food and beverage business by providing quality catering services in Hong Kong since October 2022 and in the People’s Republic of China (“PRC”) since January 2023. The Company recognizes this revenue at a point in time, when the Company provides the product to the customer.

A project providing services to Value Exchange Int’l (Hong Kong) Limited, a subsidiary of VEII, located in Hong Kong, was conducted on a monthly basis from 2022 to 2023. VEII is a related party of the Company. Upon receipt of purchase order from this customer, we issued the corresponding invoice and provided the service accordingly. Any payment received from this customer in advance was presented within other payables on the Company’s consolidated balance sheets. This service was terminated on June 30, 2023 and $0 of contract liabilities remained as of December 31, 2024. The balance of customer deposits at December 31, 2024 and 2023 was $0, and $2,802 in December 31, 2022. The Company recognized this revenue over the time of the service contracts with VEII on a monthly basis, as the Company provided the services to VEII in accordance with the contract.

In June 2023, the Company acquired a travel business and began generating revenue by providing airfare and travel accommodation booking services in Hong Kong. The Company recognizes this revenue at a point in time when the Company provides the service to the customer.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740. The Company has recorded a full valuation allowance against all deferred tax assets and liabilities as of December 31, 2024 and 2023.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2024 or 2023, respectively.

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

For the year ended December 31, 2024, the Company recorded foreign currency translation adjustment of ($181,371) in the consolidated financial statements. For the year ended December 31, 2023, the Company recorded foreign currency translation adjustment of ($50,107) in the consolidated financial statements.

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

On December 31, 2024 and 2023, the aggregate non-controlling interests in the Company were ($4,303) and ($3,449), respectively.

Recent accounting pronouncements

Recently adopted accounting pronouncements

Segment reporting

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC 280, Segment Reporting (“ASC 280”) to expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. See —Segment reporting below for additional information.

Accounting pronouncements pending adoption

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Consolidated Financial Statements.

Segment reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer responsibility as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued payroll	$44,432	$13,146
Accrued professional fees	45,172	37,643
Other account payable and accrued expenses	21,030	24,146
Total	$110,634	$74,935

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Cost
Leasehold improvement	$62,139	$11,253
Computer equipment	69,369	11,794
Furniture & Fittings	2,261	-
Total cost	$133,769	$23,047

Less: accumulated depreciation #
Leasehold improvement	$11,509	$11,253
Computer equipment	15,890	5,220
Furniture & Fittings	106	-
Total accumulated depreciation	$27,505	$16,473

NBV at the end of year
Leasehold improvement	$50,630	$-
Computer equipment	53,479	6,574
Furniture & Fittings	2,155	-
Total NBV	$106,264	$6,574

#	Total of depreciation expenses charged for the years ended December 31, 2024 and 2023 were $14,946 and $9,313, respectively, of which $7,975 and $6,401 were booked under cost of revenue for the years ended December 31, 2024 and 2023, respectively, and $6,971 and $2,912 were booked under general and administrative expenses for the years ended December 31, 2024 and 2023, respectively.

Note 5. INCOME TAXES

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes consisted of the following (in $):

	2024	2023
Current	$-	$-
Deferred	-	-
Total	$-	$-

	2024	2023
Income taxes at statutory rate	17.3%	17.0%
Change in valuation allowance	(17.3)%	(17.0)%
Other	-%	-%
Effective tax rate	-%	-%

The Company’s effective tax rate was 0% for the years ended December 31, 2024 and 2023.

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT is effective for us beginning in fiscal 2024, which leads to the IRS’s increased tax enforcement efforts, the expansion of clean energy investments, and the provision of EV tax credits, while also facing scrutiny regarding its budgetary cost and potential reversals of climate-related regulations. We currently are not expecting the IR Act to have a material adverse impact to our financial statements.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Lease Liability	$140,533	$55,966
Net Operating Loss	591,657	633,599
Total deferred tax assets	$732,190	$689,565

Deferred tax liabilities:
Right-of-Use Assets	(130,030)	(54,495)
Total deferred tax liabilities	$(130,030)	$(54,495)

Deferred tax assets , net	$602,160	$635,070
Less valuation allowance	(602,160)	(635,070)
Deferred tax asset c/f	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the U.S. income tax code. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

The Company provided a valuation allowance equal to the deferred income tax assets for year ended December 31, 2024 and 2023 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2024, the Company had approximately $1,146,806 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income: $516,516 from before January 1, 2018 can carry back to 2 prior years and carry forward for up to 20 subsequent years. $255,399 from between December 31, 2017 to January 1, 2021 can carry back to 5 prior years and carry forward indefinitely until used, and $374,891 from after December 31, 2020 cannot carry back but can instead be carried forward indefinitely until used. The tax loss carry-forward of $374,891 can be used only to offset up to 80% of taxable income. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the Internal Revenue Service, generally for three years after they are filed. The tax returns for the years ended December 31, 2023, 2022, and 2021 are still subject to examination by the taxing authorities.

Note 6. SHARE CAPITALIZATION

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2024 and 2023, the Company had issued and outstanding 507,610,326 and 507,610,326 of common stock, 0 and 0 shares of preferred stock, respectively

Common Shares:

On April 24, 2023, the Company completed the issuance of 711,750 shares of the Company’s common stock to 4,736 individuals for services rendered to the Company. The share-based compensation related to this share issuance is approximately $712.

Preferred Shares:

No Preferred Stock were issued as of December 31, 2024 and 2023.

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company, in order to attract and retain such people and to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2024 and 2023.

Note 8. INVESTMENT IN RELATED PARTY

The Company elected the fair value option, or “FVO,” and therefore the Company continued to measure at fair value, for those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. (as provided for by ASC 825). The Company initially elected the FVO for its equity method investment in VEII, a related party, to simplify the reporting process. As required under ASC 825, all other instruments with VEII are required to be reported at fair value, so the Company values its convertible loans receivable and warrants with VEII at fair value as well.

With respect to the above notes, ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As provided for by ASC 825, estimated fair value adjustment of the convertible promissory note is presented in a single line item within other income (expense) in the accompanying consolidated statements of operations and comprehensive loss.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 31, 2024 and 2023, the Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2024 and 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Asset
Investment Securities – Fair Value	$-	$747,676	$-	$747,676
Warrants – VEII	-	1,299,973	-	1,299,973

Total Investment in securities at Fair Value	$-	$2,047,649	$-	$2,047,649

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Asset
Investment Securities – Fair Value	$-	$1,425,654	$-	$1,425,654
Warrants – VEII		2,487,854	-	2,487,854

Total Investment in securities at Fair Value	$-	$3,913,508	$-	$3,913,508

Fair value loss on securities investment was ($2,613,855) and ($6,109,270) in the years ended December 31, 2024 and 2023, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 9 - Related Party Balances and Transactions. As of December 31, 2024 and 2023, the fair value of the warrants was $1,299,973 and $2,487,854, respectively. The Company did not exercise any warrants during the years ended December 31, 2024 and 2023. We value VEII warrants under level 2 category through a Black-Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of December 31, 2024, and 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31,	September 6,
	2024	2023

Stock price	$0.0354	$0.068
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	8.50%
Annualized volatility	458.92%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	3.68	4.68

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

As of December 31, 2024, the Company has an amount due to Alset Inc. of $2,037,431, AIL of $2,559,005, an amount due to fellow subsidiaries of $3,354,120, and an amount due to a director of $4,177. As of December 31, 2023, the Company has an amount due to Alset Inc. of $1,815,268, AIL of $2,508,868, an amount due to fellow subsidiaries of $1,879,508, an amount due to a director of $4,153, and an amount due from two associated companies of AIL of ($6). The above amounts due to related parties are interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with Value Exchange International, Inc., a Nevada corporation. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII common stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the 1st VEII Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of December 31, 2024, $100,000 credit was advanced, and interest income of $8,022 are included in interest income for the year ended December 31, 2024. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “AEI Note”). The term of the AEI Note is three years with simple interest rate of 8% per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company is entitled to repay all or any portion of the AEI Loan Amount to Alset early and without penalty. As of December 31, 2024, $1,400,000 remains unpaid, and interest expenses of $112,307 are included in interest expenses for the year ended December 31, 2024. The AEI Loan Amount borrowed from Alset was used by the Company to fulfill the 1st VEII Credit Agreement between the Company and VEII.

On June 14, 2023, the Company acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company wholly owned by Chan Heng Fai, for a consideration of $214,993. On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from an individual unaffiliated with the Company.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the conversion price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the loan amount. As of December 31, 2024, $1,000,000 credit was advanced, and interest income of $80,219 is included in interest income for the year ended December 31, 2024.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “AIL Subscription Agreement”). Pursuant to the AIL Subscription Agreement, the Company has borrowed $1,000,000 (the “AIL Loan Amount”) from AIL in exchange for a Promissory Note (the “AIL Note”). The term of the AIL Note is three years with simple interest rate of 5% per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AIL Loan Amount to Alset International Limited early and without penalty. As of December 31, 2024, $1,000,000 remains unpaid, and interest expenses of $50,137 are included in interest expenses for the year ended December 31, 2024, respectively. The Company used the AIL Loan Amount borrowed from AIL to fulfill the 2nd VEII Credit Agreement between the Company and VEII.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII common stock; or (3) be repaid in a combination of cash and shares of VEII common stock. The principal amount of each advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any advance shall be paid on the last business day of June and on the last business day of December of each year in which the advance is outstanding and not converted into shares of VEII common stock. Company may prepay any advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the loan amount. As of December 31, 2024, $110,000 credit was advanced, and interest income of $4,075 is included in interest income for the year ended December 31, 2024.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company to sell 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into between HTHPL, in exchange for a promissory note in amount of $82,635, which bears an 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of December 31, 2024, interest income of $190 is included in interest income and $82,635 in promissory note receivable. The Company recorded a gain on the sale of HTL of $257,733 through additional paid in capital, as this was a related party transaction.

Note 10. GOODWILL

On October 4, 2022, the Company completed its F&B business acquisition of MOC, an F&B business started in Hong Kong. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition was initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On September 16, 2024, the Company temporarily ceased the café business of MOC after the café’s lease expired and MOC declined to enter into a new lease with the landlord. The Company is searching for a better location to restart the business in the future. As a result, the goodwill of $60,343 was fully impaired on December 31, 2024.

On April 18, 2024, the Company completed its F&B business acquisition of HCTW, an F&B business started in Taiwan. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

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

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if the management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023

Balance at beginning of the year	$60,273	$60,343
Add: acquisition of HCTW	353,616	-
Less: impairment loss of goodwill of HCTW	(353,616)	-
Less: impairment loss of goodwill of MOC	(60,624)	-
Foreign currency exchange adjustment	351	(70)
Balance as of end of the year	$-	$60,273

Note 11. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 2.96 years, with a weighted-average discount rate of the 3.08%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $18,284 and $7,452, which were included in general and administrative expenses in the statements of operations for the years ended December 31, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $267,019 and $91,444 for the years ended December 31, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2024	December 31, 2023

Right-of-use assets	$520,119	$267,727

Lease liabilities - current	191,234	148,088
Lease liabilities - non-current	370,898	126,810
Total lease liabilities	$562,132	$274,898

As of December 31, 2024, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ending December 31, 2025	$205,152
12 months ending December 31, 2026	203,011
12 months ending December 31, 2027	138,441
12 months ending December 31, 2028	30,747
12 months ending December 31, 2029	10,414
Total undiscounted lease payments	$587,765
Less: Imputed interest	(25,633)
Present value of lease liabilities	$562,132
Operating lease liabilities - current	191,234
Operating lease liabilities - non-current	$370,898

Note 12. SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by the management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with the management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, the management determined that the following issues constitute as material weakness:

●	The Company has limited accounting personnel, and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting.

●	Additionally, well-defined accounting policies and procedures have not been established and many financial close procedures, including period-end review and reconciliations, did not occur on a timely basis or failed to identify material adjustments.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Officers

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or their successors are elected and qualified.

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	80	Executive Chairman of the Board
Lee Wang Kei	34	Chief Executive Officer
Lum Kan Fai	62	Vice Chairman of the Board
Lui Wai Leung Alan	54	Chief Financial Officer

On October 21, 2014, the Company reported under Form 8-K the Sale and Purchase Agreement (“Purchase Agreement”) with Alset International Limited, dated October 15, 2014. The Purchase Agreement also granted AIL the right to nominate one member to the Company’s Board of Directors.

The mailing address for each of the officers and directors named above is c/o the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

Business Experience

Chan Heng Fai has served as a Director since October 2014, as the Executive Chairman of the Company’s Board of Directors since December 2017, and the Acting Chief Executive Officer from August 2018 until September 2020. Mr. Chan previously served as the Company’s Chief Executive Officer from December 2014 until June 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years.

Since March 2018, Mr. Chan has served as the Chairman of the Board and the Chief Executive Officer of Alset Inc., a Nasdaq listed company. Mr. Chan has served as a director of Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and as its Chairman since June 2017. Mr. Chan has served as a director of LiquidValue Development Inc. since January 2017 and has served as its Chairman since December 2017. Mr. Chan has served as a director of DSS, Inc., a NYSE listed company, since January 2017 and has served as its Chairman since March 2019. Mr. Chan has served as a director of Sharing Services Global Corporation, an OTC Pink listed company, since April 2020 and has served as its Chairman of the Board since July 2021. Mr. Chan has served as the Chairman of the Board of HWH International Inc., a Nasdaq listed company, since October 2021 and served as its Chief Executive Officer from October 2021 to January 2024. Mr. Chan has served as a director of Value Exchange International, Inc., an OTCQB listed company, since December 2021. Mr. Chan has served as a director of Impact Biomedical, Inc., a NYSE listed company, since March 2025.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002. Mr. Chan served as a director of Heng Fai Enterprises Limited (n.k.a. Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as a director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as director of Global Medical REIT Inc., a NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as a director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Director Qualifications of Chan Heng Fai:

The Board of Directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Lee Wang Kei has served as the Company’s Chief Executive Officer since September 2020. Mr. Lee previously served as the Company’s Chief Executive Officer from December 2017 until August 2018 and served as the Company’s Chief Technology Officer from June 2017 until August 2018. Mr. Lee has served as a System Architect for the Company since August of 2015, when he has helped to lead the Company’s software development, and from April of 2015 to July of 2015, Mr. Lee served as a Consultant to the Company. Mr. Lee has served as Head of Development for DSS Asia Limited since August 2018. Prior to joining the Company, Mr. Lee served as Software Project Manager for Appcraft Asia from 2014-2015 and served as Software Architect for myFunboxx from 2012-2014.

Lum Kan Fai has served as a member of the Company’s Board of Directors since June 2015. Mr. Lum served as Chief Technology Officer (“CTO”) from June 2015 until June 2017. In June 2017, the Company appointed Mr. Lum as the Company’s CEO and President, and Mr. Lum resigned as CTO. In December 2017, Mr. Lum resigned as CEO and President of the Company and was appointed as Vice Chairman of the Company’s Board of Directors. Mr. Lum has served as a member of the Board of Value Exchange International Inc. since May of 2021. Prior to that, Mr. Lum held senior management positions in DSS Inc, York International (Now Johnson Controls), Apple and Datacraft Asia. Mr. Lum graduated from the University of Essex (UK) in 1985 in Computer and Communication Engineering.

Director Qualifications of Mr. Lum:

The board of directors appointed Mr. Lum in recognition of his extensive knowledge in information technology business and his ability to assist in the Company’s continuous growth. He has over 30 years of technology business experience in multinational corporations.

Lui Wai Leung Alan has served as our Chief Financial Officer since May 2016. Mr. Lui has served as a Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March 2018. At Alset International Limited, an SGX listed company, Mr. Lui served as the Acting Chief Financial Officer from June 2016 to October 2016, and has been the Chief Financial Officer since November 2016. Mr. Lui has served as an Executive Director of Alset International Limited since July 2020. Mr. Lui has served as a director and the Chief Financial Officer of BMI Capital Partners International Ltd., a Hong Kong investment consulting company, since October 2016. Mr. Lui has served as a Co-Chief Financial Officer of LiquidValue Development Inc. since December 2017. From June 1997 through March 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), an HKSE listed company, including as the Financial Controller. Mr. Lui oversaw the financial and management reporting focusing on its financing operations, treasury investment and management.

Mr. Lui has extensive experience in financial reporting, taxation and financial consultancy and management. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

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

Insider Trading Policy

On March 19, 2025 we adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

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

Potential Conflicts

None of the members of our management work for the Company on a full-time basis. Our Executive Chairman is employed by our largest stockholder, Alset Inc., and our Chief Financial Officer is employed by its subsidiary, Alset International Limited. Their services are being temporarily provided to us at no cost. Certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2024 and 2023

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2024 and 2023.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Chan Heng Fai, Executive Chairman	2024	—	—	—	—	—
Lee Wang Kei, CEO	2024	—	—	—	$24,000	$24,000
Lum Kan Fai, Director, Vice Chairman	2024	—	—	—	—	—
Lui Wai Leung Alan, CFO	2024	—	—	—	—	—

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Chan Heng Fai, Executive Chairman	2023	—	—	—	—	—
Lee Wang Kei, CEO	2023	—	—	—	$24,000	$24,000
Lum Kan Fai, Director, Vice Chairman	2023	—	—	—	—	—
Lui Wai Leung Alan, CFO	2023	—	—	—	—	—

Other than as set forth in the table above, there has been no cash or non-cash compensation awarded to, earned by or paid to any of our officers and directors since inception. On July 30, 2018, the Company adopted the Equity Incentive Plan intended to encourage ownership of shares by employees, directors and certain consultants to the Company, in order to attract and retain such people and to induce them to work for the benefit of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 4, 2025 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of April 4, 2025, we had 507,610,326 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Alset Inc. (2)	505,341,376	99.55%
Officers and Directors
Chan Heng Fai (3)	505,341,376	99.55%
Lee Wang Kei	-	-%
Lum Kan Fai	-	-%
Lui Wai Leung Alan	-	-%
All directors and officers as a group (4 persons)	505,341,376	99.55%

(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda MD 20814, the address of the Company
(2)	The address is: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.
(3)	Mr. Chan is deemed to be the beneficial owner of those shares owned by Alset Inc., the majority stockholder of the Company, a Nasdaq-listed company. Mr. Chan is the Chairman and Chief Executive Officer of Alset Inc. Directly and through an entity he owns, Mr. Chan is the largest stockholder of Alset Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Alset Inc. (“AEI”) is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of AEI. In addition, Mr. Chan is also the Chairman, Chief Executive Officer and largest stockholder of AIL, which is the subsidiaries of AEI. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of AEI and the Chief Financial Officer of AIL. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees	$99,668	$84,255
Audit-Related Fees	-	31,953
Tax Fees	-	-
All Other Fees	-	-
Total	$99,668	$116,108

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and 2023 for the audit of our financial statements and review of previous years’ Forms 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and 2023 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” In 2023, such fees were related to expenses incurred in relation to additional services the auditors performed per request of the foreign auditor of one of our subsidiaries. There were no such fees in 2024.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Stockholder Equity (Deficit) for the Period from January 1, 2023 to December 31, 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

(a)(2)	List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).

3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014).

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

3.1.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).

3.1.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023).

3.2.1	Bylaws (incorporated herein by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

10.1	Form of Securities Purchase Agreement, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.2	Form of Convertible Promissory Note, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.3	Convertible Credit Agreement, dated January 27, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.4	Convertible Credit Agreement, dated December 14, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023).

10.5	Amendment Number One to the Convertible Credit Agreement, dated December 19, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2023).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Hapi Metaverse Inc., incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPI METAVERSE INC.

Date: April 4, 2025	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: April 4, 2025	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	April 4, 2025
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	April 4, 2025
Lui Wai Leung, Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	April 4, 2025
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	April 4, 2025
Lum Kan Fai

