Form 10-Q
period 2025-03-31
Hapi Metaverse Inc.
filed 2025-05-14
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of May 14, 2025, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2025 (UNAUDITED)

AND DECEMBER 31, 2024

	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$528,812	$428,660
Prepaid expenses and other current assets	90,069	109,656
Accrued interest receivable - related party	182,069	158,201
Investment in securities at fair value – related party	842,809	2,047,649
TOTAL CURRENT ASSETS	1,643,759	2,744,166

Property and equipment, net	147,118	106,264
Other non-current assets	42,537	46,230
Promissory note receivable – related party	82,475	82,635
Convertible promissory note receivable – related party	518,082	569,630
Operating lease right-of-use assets, net	469,923	520,119
TOTAL ASSETS	$2,903,894	$4,069,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$79,862	110,634
Amount due to related parties	8,466,079	7,954,733
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	192,612	191,234
TOTAL CURRENT LIABILITIES	10,138,553	9,656,601

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	319,593	370,898
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,319,593	1,370,898

TOTAL LIABILITIES	$11,458,146	$11,027,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2025 and December 31, 2024	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of March 31, 2025 and December 31, 2024	50,761	50,761
Additional paid-in capital	11,426,328	11,426,328
Accumulated other comprehensive loss	(598,390)	(546,692)
Accumulated deficit	(19,432,951)	(17,884,549)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(8,554,252)	(6,954,152)
NON-CONTROLLING INTERESTS	-	(4,303)
TOTAL STOCKHOLDERS’ DEFICIT	$(8,554,252)	$(6,958,455)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,903,894	$4,069,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Food & Beverage	$55,274	$44,723
Travel	-	2,380
eCommerce	27	-
Total of Revenue	$55,301	$47,103

Cost of revenues
Food & Beverage – Depreciation	$(5,479)	$-
Food & Beverage – Cost of revenues	(21,631)	(14,054)
Travel – Cost of revenues	-	(2,370)
eCommerce - Cost of revenues	(31)	-
Total Cost of revenues	$(27,141)	$(16,424)

Gross profit	$28,160	$30,679

Operating expenses:
Depreciation	$(4,602)	$(977)
General and administrative	(335,289)	(319,872)
Total Operating expenses	$(339,891)	$(320,849)

Loss from operations	$(311,731)	$(290,170)

Other income (expense):
Interest income – related party	$25,240	$22,141
Other income	284	3,122
Interest expense – related party	(39,945)	(40,390)
Foreign exchange gain (loss)	39,077	(50,588)
Unrealized loss on Securities Investment – related party	(1,256,389)	(3,386,702)
Total Other expense	$(1,231,733)	$(3,452,417)

Loss before taxes	$(1,543,464)	$(3,742,587)
Provision for income taxes	-	-
Net loss	$(1,543,464)	$(3,742,587)
Less: Net loss attributable to non-controlling interests	-	(550)
Net loss attributable to common shareholders	$(1,543,464)	$(3,742,037)

Net loss	$(1,543,464)	$(3,742,587)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(52,333)	$69,375
Total Other comprehensive loss, net of tax:	$(1,595,797)	$(3,673,212)

Less Comprehensive loss attributable to non-controlling interests	$-	$(540)
Total Comprehensive loss attributable to common stockholders	$(1,595,797)	$(3,672,672)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$0.00	$(0.01)

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UnAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)
Acquisition of a subsidiary	-	-	-	635	(4,938)	(4,303)	4,303	-
Net loss for the period	-	-	-	-	(1,543,464)	(1,543,464)	-	(1,543,464)
Foreign currency translation adjustment	-	-	-	(52,333)	-	(52,333)	-	(52,333)

Balance March 31, 2025	507,610,326	$50,761	$11,426,328	$(598,390)	$(19,432,951)	$(8,554,252)	$-	$(8,554,252)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)
Net loss for the period	-	-	-	-	(3,742,037)	(3,742,037)	(550)	(3,742,587)
Foreign currency translation adjustment	-	-	-	69,365	-	69,365	10	69,375

Balance March 31, 2024	507,610,326	$50,761	$11,168,595	$(295,985)	$(17,156,259)	$(6,232,888)	$(3,989)	$(6,236,877)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	3 Months Ended March 31, 2025	3 Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,543,464)	$(3,742,587)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	10,081	977
Non-cash lease expenses	51,181	44,018
Foreign exchange gain	(39,077)	-
Unrealized loss on securities investment – related party	1,256,389	3,386,702

Change in operating assets and liabilities:
Prepaid expenses and other current assets	26,623	(10,714)
Accrued interest receivable - related party	(23,868)	(21,940)
Other non-current assets	(3,343)	-
Accounts payable, other payable and accrued expenses	(30,772)	(23,197)
Operating lease liabilities	(53,945)	(43,550)
Net cash used in operating activities	$(350,195)	$(410,291)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(47,991)	$-
Net cash used in investing activities	$(47,991)	$-

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	$618,469	$243,009
Net cash provided by financing activities	$618,469	$243,009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$220,283	$(167,282)
Effects of foreign exchange rates on cash and cash equivalents	(120,131)	(11,347)

CASH AND CASH EQUIVALENTS at the beginning of period	428,660	745,719
CASH AND CASH EQUIVALENTS at the end of period	$528,812	$567,090

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

Going Concern

These financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Since inception, the Company has incurred net losses of $19,432,951, has net working capital deficit of $8,494,794, had net cash used in operating activities of $350,195 at March 31, 2025, and has incurred recurring net losses in each of the two periods ending March 31, 2025 and 2024. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon achieving sales growth, management of operating expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 4, 2025. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Basis of consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2025 and December 31, 2024, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	March 31, 2025		December 31, 2024
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	100.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	*3	100.0	*3
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	*4	100.0	*4
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*5	100.0	*5
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	*6	100.0	*6
Hapi Cafe Co., Ltd	Taiwan	100.0	*7	100.0	*7

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited holds 10,000 shares of Smart Reward, representing 100% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. As of February 4, 2025, the Company acquired the remaining 5,000 shares of Smart Reward for $0, representing 50% of the total issued and outstanding shares of Smart Reward, from Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. The total $4,303 of non-controlling interest was transferred to accumulated deficit and accumulated other comprehensive loss. Hapi Metaverse Inc. owns 48.55% of the total issued and outstanding shares of Value Exchange International Inc. as of March 31, 2025 and December 31, 2024.

*[2]	Hapi Cafe Limited (“HCHK”) was incorporated in Hong Kong on July 5, 2022 with an issued and paid-up share capital of $0.26 comprising 2 ordinary shares. HCHK is principally engaged in the food and beverage business in Hong Kong.

HotApp BlockChain Pte. Ltd. is the owner of 100% of the issued and outstanding shares of HCHK. This business was acquired on September 5, 2022.

*[3]	Hapi Group HK Limited (“MOC”) was incorporated in Hong Kong on February 16, 2020 with an issued and paid-up share capital of $1.28 comprising 10 ordinary shares. MOC is principally engaged in the food and beverage business in Hong Kong. Hapi Cafe Ltd. is the owner of 100% of the issued and outstanding shares of MOC. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024. This company changed its name from MOC HK Limited to Hapi Group HK Limited on November 15, 2024.

*[4]	Guangdong LeFu Wealth Investment Consulting Co., Ltd. (“HCCN”) was incorporated in People’s Republic of China on October 10, 2022. HCCN is principally engaged in the food and beverage business in Mainland China. On December 6, 2024, this company changed its name from Shenzhen Leyouyou Catering Management Co., Ltd. to Guangdong LeFu Wealth Investment Consulting Co., Ltd. Hapi Cafe Ltd. is the owner of HCCN.
-

*[5]	Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) was incorporated in People’s Republic of China on March 1, 2023. HCDG is principally engaged in the food and beverage business in Mainland China. HCCN is the owner of HCDG.

*[6]	Hapi Robot Service Pte. Ltd. (“HAPL”) was incorporated in Singapore on June 30, 2023 with an issued and paid-up share capital of $2 comprising 2 ordinary shares. On November 13, 2024, this company changed its name from Hapi Acquisition Pte. Ltd. to Hapi Robot Service Pte. Ltd.

*[7]	Hapi Café Co., Ltd. (“HCTW”) was incorporated in Republic of China (Taiwan) on October 25, 2022 with an issued and paid-up share capital of $2,442 comprising 100,000 ordinary shares. HCTW is engaged in the food and beverage business in Republic of China (Taiwan).

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of March 31, 2025, cash of the Group includes, on an as converted basis to US dollars, $391,596, $66,012, $27,716 and $11,506, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”) respectively. As of December 31, 2024, cash of the Group includes, on an as converted basis to US dollars, $208,102, $105,674, $44,583 and $31,166, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”) respectively.

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

Revenue recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services through eCommerce, or catering service to customers.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the three months ended March 31, 2025 or 2024, respectively.

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

For the three months ended March 31, 2025, the Company recorded other comprehensive loss from a translation of $52,333 in the consolidated financial statements. For the three months ended March 31, 2024, the Company recorded other comprehensive gain from a translation of $69,375 in the consolidated financial statements.

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

On March 31, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $0 and $(4,303), respectively.

Accounting pronouncements pending adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

Segment reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer is responsible as the CODM and reviews and assess the performance of the Company as a whole.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued payroll	$24,238	$44,432
Accrued professional fees	13,478	45,172
Other account payable and accrued expenses	42,146	21,030
Total	$79,862	$110,634

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Cost
Leasehold improvement	$74,258	$62,139
Computer equipment	107,181	69,369
Furniture & Fittings	3,020	2,261
Total cost	$184,459	$133,769

Less: accumulated depreciation #
Leasehold improvement	$20,169	$11,509
Computer equipment	16,827	15,890
Furniture & Fittings	345	106
Total accumulated depreciation	$37,341	$27,505

NBV at the end of period
Leasehold improvement	$54,089	$50,630
Computer equipment	90,354	53,479
Furniture & Fittings	2,675	2,155
Total NBV	$147,118	$106,264

#	–Total depreciation expenses charged for the three months ended March 31, 2025 and 2024 were $10,081 and $977, respectively, of which $5,478 and $0 were booked under cost of revenue for the three months ended March 31, 2025 and 2024, respectively, and $4,602 and $977 were booked under general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively.

Note 5. INVESTMENT IN RELATED PARTY

The Company elected the fair value option, or “FVO,” and therefore the Company continued to measure at fair value, for those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date (as provided for by ASC 825). The Company initially elected the FVO for its equity method investment in VEII, a related party, to simplify the reporting process. As required under ASC 825, all other instruments with VEII are required to be reported at fair value, so the Company values its convertible loans receivable and warrants with VEII at fair value as well.

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

On March 31, 2025 and December 31, 2024, the Company owned 21,120,795 shares of VEII’s outstanding common stock and 36,723,160 warrants with an exercise price of $0.1770 per share.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2025
Asset
Investment Securities – Fair Value	$-	$365,390	$-	$365,390
Warrants – VEII	-	477,419	-	477,419

Total Investment in securities at Fair Value	$-	$842,809	$-	$842,809

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Asset
Investment Securities – Fair Value	$-	$747,676	$-	$747,676
Warrants – VEII	-	1,299,973	-	1,299,973

Total Investment in securities at Fair Value	$-	$2,047,649	$-	$2,047,649

Fair value loss on securities investment was ($1,256,389) and ($3,386,702) in the three months ended March 31, 2025 and 2024, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions, As of March 31, 2025 and December 31, 2024, the fair value of the warrants was $477,419 and $1,299,973, respectively. The Company did not exercise any warrants during the three months ended March 31, 2025 and the year ended December 31, 2024. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of March 31, 2025, and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2025	December 31, 2024

Stock price	$0.0173	$0.0354
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	7.50%
Annualized volatility	176.83%	458.92%
Dividend Yield	$0.00	$0.00
Year to maturity	3.44	3.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

As of March 31, 2025, the Company has an amount due to Alset Inc. of $2,065,095, AIL of $2,571,334, an amount due to fellow subsidiaries of $3,825,481, and an amount due to a director of $4,169. As of December 31, 2024, the Company has an amount due to Alset Inc. of $2,037,431, AIL of $2,559,005, an amount due to fellow subsidiaries of $3,354,120, and an amount due to a director of $4,177. The above amounts due to related parties are interest free and no repayment schedule and deadline have been adopted.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with Value Exchange International, Inc., a Nevada corporation. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII common stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the 1st VEII Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of March 31, 2025, $100,000 credit was advanced, and interest income of $1,973 and $1,995 are included in interest income for the three months ended March 31, 2025 and 2024, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “AIL Note”). The term of the AEI Note is three years with simple interest at a rate of 8% percent per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to Alset early and without penalty. As of March 31, 2025, $1,400,000 remains unpaid, and interest expenses of $27,616 and $27,923 are included in interest expenses for the three months ended March 31, 2025 and 2024, respectively. The AEI Loan Amount borrowed from Alset was used by the Company to fulfill the 1st VEII Credit Agreement between the Company and VEII.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of March 31, 2025, $1,000,000 credit was advanced, and interest income of $19,726 and $19,945 is included in interest income for the three ended March 31, 2025 and 2024, respectively.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “AIL Subscription Agreement”). Pursuant to the AIL Subscription Agreement, the Company has borrowed $1,000,000 (the “AIL Loan Amount”) from AIL in exchange for a Promissory Note (the “AIL Note”). The term of the AIL Note is three years with simple interest at a rate of 5% percent per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AIL Loan Amount to Alset International Limited early and without penalty. As of March 31, 2025, $1,000,000 remains unpaid, and interest expenses of $12,329 and $12,466 are included in interest expenses for the three months ended March 31, 2025 and 2024, respectively. The Company used the AIL Loan Amount borrowed from AIL to fulfill the Second Credit Agreement between the Company and VEII.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000.00. Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. As of March 31, 2025, $110,000 credit was advanced, and interest income of $2,170 and $0 is included in interest income for the three months ended March 31, 2025 and 2024, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into with HTHPL, in exchange for a promissory note in amount of $82,635, which bears an 6% interest rate and has a scheduled maturity two years from the date of the promissory note. Interest income of $1,220 and $0 is included in interest income for the three months ended March 31, 2025 and 2024, respectively. There were $82,475 and $82,635 is included in promissory note receivable for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale to a related party.

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

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit

The following table summarizes changes in the carrying amount of goodwill for the three months ended March 31, 2025 and the year ended December 31, 2024.

	March 31, 2025	December 31, 2024

Balance at beginning of the period	$-	$60,273
Add: acquisition of HCTW	-	353,616
Less: impairment loss of goodwill of HCTW	-	(353,616)
Less: impairment loss of goodwill of MOC	-	(60,624)
Foreign currency exchange adjustment	-	351
Balance as of end of the period	$-	$-

Note 8. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 2.73 years, with a weighted-average discount rate of the 3.08%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $4,018 and $2,825 which was included in general and administrative expenses in the statements of operations for the three months ended March 31, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $50,308 and $43,395 for the three months ended March 31, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2025	December 31, 2024

Right-of-use assets	$469,923	$520,119

Lease liabilities - current	192,612	191,234
Lease liabilities - non-current	319,593	370,898
Total lease liabilities	$512,205	$562,132

As of March 31, 2025, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending March 31, 2026	$204,999
12 months ending March 31, 2027	194,440
12 months ending March 31, 2028	100,401
12 months ending March 31, 2029	31,269
12 months ending March 31, 2030	2,616
Total undiscounted lease payments	533,725
Less: Imputed interest	(21,520)
Present value of lease liabilities	$512,205
Operating lease liabilities - current	192,612
Operating lease liabilities - non-current	$319,593

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

Since 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, eCommerce, social media and payment solutions. We continue to advise businesses in network marketing and brands in block chain services and mobile collaboration.

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

In 2024 and the first quarter of 2025, we achieved the following milestones:

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2025 and 2024

Revenue

Revenue generated primarily by the food and beverage (“F&B”) business, MOC, HCDG and HCTW, was $55,274 and $44,723, for the three months ended March 31, 2025 and 2024, respectively. The café under MOC was closed on September 16, 2024. Revenue generated from the travel business, HTL, was $0 and $2,380 respectively, for the three months ended March 31, 2025 and 2024, respectively. HTL was disposed on December 17, 2024. Revenue generated from the eCommerce business, HAIL, was $27 and $0 for the three months ended March 31, 2025 and 2024, respectively. The increase in revenue was mainly generated from HCTW after its acquisition on April 18, 2024.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $21,631 and $14,054 for the three months ended March 31, 2025 and 2024, respectively, of which $5,479 and $0 were depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business was $0 and $2,370 for the three months ended March 31, 2025 and 2024, respectively. The cost of eCommerce business was $31 and $0 for the three months ended March 31, 2025 and 2024, respectively. The increase in cost of revenue is due to HCTW after its acquisition on April 18, 2024.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended March 31, 2025 and 2024 were $339,891 and $320,849, respectively, of which $4,602 and $977 were depreciation expenses and $2,149 and $2,411 were rent expenses, respectively. The increase was mainly due to the increase in consulting expenses for the exploration of new project and new market, a $9,104 increase of depreciation expenses, a $5,971 increase of amortization of right-of-use assets due to the expansion in the F&B businesses.

Other (Expense) Income

Total other (expense) / income for the three months ended March 31, 2025 and 2024 was ($1,231,733) and ($3,452,417), respectively, of which $25,240 and $22,141 was interest income, ($1,256,389) and ($3,386,702) was unrealized (loss) on securities investment, $284 and $3,122 was other income, ($39,945) and ($40,390) was interest expenses, and $39,077 and ($50,588) of foreign exchange gain / (loss), respectively. The decrease of other income was mainly due to $2,130,313 decrease of expenses due to the fair value loss of VEII shares and warrants.

Liquidity and Capital Resources

At March 31, 2025, we had cash of $528,812 and a working capital deficit of $8,494,794. The increase in the working capital deficit during the three months ended March 31, 2025 was due to the increase in the loss on investment in securities.

We had a total stockholders’ deficit of $8,554,252 and an accumulated deficit of $19,432,951 as of March 31, 2025 compared with a total stockholders’ deficit of $6,958,455 and an accumulated deficit of $17,884,549 as of December 31, 2024. This difference is primarily due to the net loss incurred during the period.

For the three months ended March 31, 2025, we recorded a net loss of $1,543,464.

We had net cash used in operating activities of $350,195 for the three months ended March 31, 2025. We had a negative change of $23,868 due to related parties accounts receivable, $53,945 due to change in operating lease liability, $30,772 due to accounts payable and accrued expenses. We had a positive change of $1,256,389 due to unrealized loss on security investment, $51,181 in non-cash lease expenses, $26,623 due to prepaid expenses and other current assets.

For the three months ended March 31, 2024, we recorded a net loss of $3,742,587.

We had net cash used in operating activities of $410,291 for the three months ended March 31, 2024. We had a negative change of $29,301 due to accounts receivable, $2,850 due to prepaid expenses and $43,550 due to change in operating lease liability and $23,197 due to accounts payable and accrued expenses. We had a positive change of $3,386,702 due to unrealized loss on security investment, and $44,018 in non-cash lease expenses.

For the three months ended March 31, 2025, we had net cash used in investing activities of $47,991, of which $47,991 was due to purchase of property and equipment. For the three months ended March 31, 2024, we had net cash used in investing activities of $0.

For the three months ended March 31, 2025, we had net cash provided by financial activities of $618,469, of which $618,469 was due to advances from related parties. For the three months ended March 31, 2024, we had net cash provided by financial activities of $243,009, of which $243,009 was due to advances from related parties.

As of March 31, 2025, we had fixed operating office lease agreements in Taiwan and the People’s Republic of China.

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

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern, including the facts that the Company has incurred net operating losses of $19,432,951 from inception though March 31, 2025 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of March 31, 2025, the Company repaid $244,136 from Alset Inc. and its’ subsidiaries, referred to “Amount due to related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $128,569 was transferred from its Hong Kong subsidiaries for their daily operation use, $128,569 from HCHK. A total of $120,134 in foreign exchange loss was generated during the period of 2025, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024” set forth in this Quarterly Report.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2025 or 2024, respectively.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 48.55%) of VEII, which are recorded at fair value of $365,390 and $747,676 at March 31, 2025 and December 31, 2024, respectively. ($1,256,389) and ($3,386,702) in unrealized (loss) was recognized during the three months ended March 31, 2025 and 2024, respectively.

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

During evaluation of disclosure controls and procedures as of March 31, 2025 conducted as part of our quarter audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at March 31, 2025, the following issues constitute as material weakness:

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

These material weaknesses, which remained unremedied by the Company as of March 31, 2025, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

HAPI METAVERSE INC.

Date: May 14, 2025	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

