Form 10-Q
period 2025-06-30
Hapi Metaverse Inc.
filed 2025-08-14
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 13, 2025, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC.

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2025 (UNAUDITED)

AND DECEMBER 31, 2024

	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431,350	$428,660
Prepaid expenses and other current assets	102,355	109,656
Interest receivable - related party	206,203	158,201
Investment in securities at fair value – related party - current	-	2,047,649
TOTAL CURRENT ASSETS	739,908	2,744,166

Property and equipment, net	180,467	106,264
Other non-current assets	47,150	46,230
Promissory note receivable – related party	81,722	82,635
Investment in securities at fair value – related party	1,145,138	-
Convertible promissory note receivable – related party	557,341	569,630
Operating lease right-of-use assets, net	461,959	520,119
TOTAL ASSETS	$3,213,685	$4,069,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$77,265	110,634
Amount due to related parties	344,531	7,954,733
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	214,065	191,234
TOTAL CURRENT LIABILITIES	2,035,861	9,656,601

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	294,259	370,898
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,294,259	1,370,898

TOTAL LIABILITIES	$3,330,120	$11,027,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2025 and December 31, 2024	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of June 30, 2025 and December 31, 2024	50,761	50,761
Additional paid-in capital	19,841,459	11,426,328
Accumulated other comprehensive loss	(955,029)	(546,692)
Accumulated deficit	(19,053,626)	(17,884,549)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(116,435)	(6,954,152)
NON-CONTROLLING INTERESTS	-	(4,303)
TOTAL STOCKHOLDERS’ DEFICIT	$(116,435)	$(6,958,455)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,213,685	$4,069,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAPI METAVERSE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Food & Beverage	$72,415	$87,153	$127,689	$131,876
Travel	-	-	-	2,380
E-commerce	114	-	141	-
Total Revenues	$72,529	$87,153	$127,830	$134,256

Cost of Revenues
Food & Beverage – Depreciation	$(7,237)	$(2,531)	$(12,716)	$(2,531)
Food & Beverage – Cost of revenues	(22,224)	(25,252)	(43,855)	(39,306)
Travel – Cost of revenues	-	-	-	(2,370)
E-commerce - Cost of revenues	(108)	-	(139)	-
Total Cost of revenues	$(29,569)	$(27,783)	$(56,710)	$(44,207)

Gross profit	$42,960	$59,370	$71,120	$90,049

Operating expenses:
Depreciation	$(4,790)	$(1,032)	$(9,392)	$(2,009)
General and administrative	(331,254)	(354,014)	(666,543)	(673,886)
Impairment loss on goodwill	-	(353,616)	-	(353,616)
Total operating expenses	$(336,044)	$(708,662)	$(675,935)	$(1,029,511)

Loss from operations	(293,084)	(649,292)	(604,815)	(939,462)

Other income (expense):
Interest income – related party	$25,635	$22,271	$50,875	$44,412
Other income	1,576	515	1,860	3,637
Interest expense – related party	(40,389)	(40,393)	(80,334)	(80,783)
Foreign exchange (loss)	339,060	(73,009)	378,137	(123,597)
Unrealized gain (loss) on Securities Investment – related party	341,589	1,639,043	(914,800)	(1,747,659)
Total other income (expense)	$667,471	$1,548,427	$(564,262)	$(1,903,990)

Income (loss) before taxes	$374,387	$899,135	$(1,169,077)	$(2,843,452)
Provision for income taxes	-	-	-	-
Net income (loss)	$374,387	$899,135	$(1,169,077)	$(2,843,452)
Less: Net loss attributable to non-controlling interests	-	(179)	-	(729)
Net income (loss) attributable to common shareholders	$374,387	$899,314	$(1,169,077)	$(2,842,723)

Net income (loss)	$374,387	$899,135	$(1,169,077)	$(2,843,452)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(351,701)	$66,930	$(408,337)	$136,305
Total Other comprehensive income (loss), net of tax:	$22,686	$966,065	$(1,577,414)	$(2,707,147)

Less Comprehensive loss attributable to non-controlling interests	$-	$(188)	$-	$(728)
Total Comprehensive income (loss) attributable to common stockholders	$22,686	$966,253	$(1,577,414)	$(2,706,419)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326	507,610,326	507,610,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAPI METAVERSE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UnAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)

Acquisition of a subsidiary	-	-	-	635	(4,938)	(4,303)	4,303	-
Net loss for the period	-	-	-	-	(1,543,464)	(1,543,464)	-	(1,543,464)
Foreign currency translation adjustment	-	-	-	(52,333)	-	(52,333)	-	(52,333)

Balance March 31, 2025	507,610,326	$50,761	$11,426,328	$(598,390)	$(19,432,951)	$(8,554,252)	$-	$(8,554,252)

Related party liabilities transfer to equity	-	-	8,415,131	-	-	8,415,131	-	8,415,131
Acquisition of a subsidiary	-	-	-	(4,938)	4,938	-	-	-
Net loss for the period	-	-	-	-	374,387	374,387	-	374,387
Foreign currency translation adjustment	-	-	-	(351,701)	-	(351,701)	-	(351,701)

Balance June 30, 2025	507,610,326	$50,761	$19,841,459	$(955,029)	$(19,053,626)	$(116,435)	$-	$(116,435)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)

Net loss for the period	-	-	-	-	(3,742,037)	(3,742,037)	(550)	(3,742,587)
Foreign currency translation adjustment	-	-	-	69,365	-	69,365	10	69,375

Balance March 31, 2024	507,610,326	$50,761	$11,168,595	$(295,985)	$(17,156,259)	$(6,232,888)	$(3,989)	$(6,236,877)

Net income (loss) for the period	-	-	-	-	899,314	899,314	(179)	899,135
Foreign currency translation adjustment	-	-	-	66,939	-	66,939	(9)	66,930

Balance June 30, 2024	507,610,326	$50,761	$11,168,595	$(229,046)	$(16,256,945)	$(5,266,635)	$(4,177)	$(5,270,812)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAPI METAVERSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,169,077)	$(2,843,452)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	22,108	4,540
Non-cash lease expenses	104,800	113,232
Foreign exchange gain	(378,137)	-
Impairment loss on goodwill	-	353,616
Unrealized loss on securities investment – related party	914,800	1,747,659

Change in operating assets and liabilities:
Prepaid expenses and other current assets	9,724	29,338
Accrued interest receivable - related party	(48,002)	(43,879)
Other non-current assets	(3,343)	-
Accounts payable, other payable and accrued expenses	(33,369)	(26,376)
Operating lease liabilities	(103,481)	(109,870)
Net cash used in operating activities	$(683,977)	$(775,192)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(89,801)	$(4,758)
Acquisition of Hapi Café Co., Limited (TW)	-	5,631
Net cash (used in) provided by investing activities	$(89,801)	$873

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	$1,251,112	$382,487
Net cash provided by financing activities	$1,251,112	$382,487

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$477,334	$(391,832)
Effects of foreign exchange rates on cash and cash equivalents	(474,644)	62,835

CASH AND CASH EQUIVALENTS at the beginning of period	428,660	745,719
CASH AND CASH EQUIVALENTS at the end of period	$431,350	$416,722

Supplemental schedule of non-cash investing and financing activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$-	$126,334
Non-cash paid interest expenses	80,334	80,783
Reclassification of due to related parties to equity	8,415,131	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAPI METAVERSE INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim periods or for any other future years. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash in the amount of $431,350, compared to $428,660 as of December 31, 2024.

In the three months ended June 30, 2025, we incurred net income of $374,387, and negative working capital of $1,295,953. In the six months ended June 30 2025, we incurred net loss of $1,169,077, and $683,977 net cash used in operating activities operations.

The Company is expecting the Food and Beverage (“F&B”) business to improve, while the current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, this doubt is alleviated by expected cash flow from ongoing financial support from Alset Inc., which management believes will be sufficient to meet the Company’s obligations for the foreseeable future. The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2025 and December 31, 2024, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	June 30, 2025		December 31, 2024
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	100.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	*3	100.0	*3
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	*4	100.0	*4
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*5	100.0	*5
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	*6	100.0	*6
Hapi Cafe Co., Ltd	Taiwan	100.0	*7	100.0	*7

*[1]	Smart Reward Express Limited (“Smart Reward”) was incorporated in Hong Kong on July 13, 2021 with an issued and paid-up share capital of $1,288 comprising 10,000 ordinary shares.

Smart Reward plans to be principally engaged in the business of developing a platform allowing small and medium sized merchants to set-up their own reward program, with the aim of creating a loyalty exchange program for participating merchants.

HotApp International Limited (“HAIL”) holds 10,000 shares of Smart Reward, representing 100% of the total issued and outstanding shares of Smart Reward. HotApp International Limited is a wholly-owned subsidiary of HotApp BlockChain Pte. Ltd., which is a wholly-owned subsidiary of Hapi Metaverse Inc. As of February 4, 2025, the Company acquired the remaining 5,000 shares of Smart Reward for $0, representing 50% of the total issued and outstanding shares of Smart Reward, from Value Exchange Int’l (China) Limited, a wholly-owned subsidiary of Value Exchange International Inc. The total $4,303 of non-controlling interest was transferred to accumulated deficit and accumulated other comprehensive loss. Hapi Metaverse Inc. owns 45.69% of the total issued and outstanding shares of Value Exchange International Inc. as of June 30, 2025 and December 31, 2024.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There are no cash equivalents within the period.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash in non-US dollars. As of June 30, 2025, cash of the Group includes, on an as converted basis to US dollars, $295,277, $69,278, $30,928 and $3,857, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”), respectively. As of December 31, 2024, cash of the Group includes, on an as converted basis to US dollars, $208,102, $105,674, $44,583 and $31,166, in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), Taiwan Dollars (“NT$”) and Chinese Yuan (“CN ¥”), respectively.

Investment in Securities at Fair Value – Related Party

The Company currently has an investment in Value Exchange International, Inc. (“VEII”), a related party, consisting of 21,120,795 shares of common shares and 36,723,160 stock warrants. The Company had elected the fair value option, or “FVO,” and the Company continues to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted. The financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. During the six months ended June 30, 2025, the Company reclassified “Investment in securities at fair value – related party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period and such will not be disposed nor exercised within twelve months from the reporting period date.

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

Office Equipment	3 - 7 years
Operating Equipment	3 – 6 years
Leasehold improvement	Lesser of the life of the asset or the lease term
Motor Vehicles	10 years

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

Revenue recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services through e-commerce, or catering service to customers.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the six months ended June 30, 2025 or 2024, respectively.

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

On June 30, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $(4,303) and $(4,303), respectively.

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

Segment reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. As of June 30, 2025, the Company has only one segment - F&B. The Company’s Chief Executive Officer is responsible as the CODM and reviews and assess the performance of the Company as a whole.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued payroll	$21,097	$44,432
Accrued professional fees	21,059	45,172
Other account payable and accrued expenses	35,109	21,030
Total	$77,265	$110,634

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Cost
Leasehold improvement	$118,711	$62,139
Computer equipment	79,720	69,369
Furniture & Fittings	3,058	2,261
Motor Vehicle	31,968	-
Total cost	$233,457	$133,769

Less: accumulated depreciation #
Leasehold improvement	$26,190	$11,509
Computer equipment	25,929	15,890
Furniture & Fittings	605	106
Motor Vehicle	266	-
Total accumulated depreciation	$52,989	$27,505

NBV at the end of period
Leasehold improvement	$92,521	$50,630
Computer equipment	53,791	53,479
Furniture & Fittings	2,453	2,155
Motor Vehicle	31,702	-
Total NBV	$180,467	$106,264

#

–Total depreciation expenses charged for the three months ended June 30, 2025 and 2024 were $12,027 and $3,563, respectively, of which $7,237 and $2,531 were booked under cost of revenue, respectively, and $4,790 and $1,032 were booked under general and administrative expenses, respectively.

–Total depreciation expenses charged for the six months ended June 30, 2025 and 2024 were $22,108 and $4,540, respectively, of which $12,716 and $2,531 were booked under cost of revenue, respectively, and $9,392 and $2,009 were booked under general and administrative expenses, respectively.

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

ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As provided for by ASC 825, estimated fair value adjustment of the convertible promissory note and warrants are presented in a single line item within other income (expense) in the accompanying consolidated statements of operations and comprehensive loss.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants will be expired on September 5, 2028, five (5) years from date of their issuance. As of the share capital of VEII on June 30, 2025, this exercisable share number will represent 44.27% share capital of VEII.

On June 30, 2025 and December 31, 2024, the Company owned 21,120,795 shares of VEII’s outstanding common stock, which represent 45.69% of share capital of VEII and 36,723,160 warrants with an exercise price of $0.1770 per share. As the Company only owns 45.69% of VEII, the Company does not need to consolidate VEII in the financial statements.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2025
Asset
Investment Securities – Trading	$443,536	$-	$-	$443,536
Warrants – VEII	-	701,602	-	701,602

Total Investment in securities at Fair Value-related party	$443,536	$701,602	$-	$1,145,138

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Asset
Investment Securities – Trading	$747,676	$-	$-	$747,676
Warrants – VEII	-	1,299,973	-	1,299,973

Total Investment in securities at Fair Value-related party	$747,676	$1,299,973	$-	$2,047,649

Unrealized gain on securities investment at fair value-related party was $341,589 and $1,639,043 in the three months ended June 30, 2025 and 2024, respectively. These gains were recorded directly to net gain.

Unrealized loss on securities investment at fair value-related party was $914,800 and $1,747,659 in the six months ended June 30, 2025 and 2024, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions, As of June 30, 2025 and December 31, 2024, the fair value of the warrants was $701,602 and $1,299,973, respectively. The Company did not exercise any warrants during the six months ended June 30, 2025 and the year ended December 31, 2024. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of June 30, 2025, and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2025	December 31, 2024

Stock price	$0.0209	$0.0354
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	7.50%
Annualized volatility	235.00%	458.92%
Dividend Yield	$0.00	$0.00
Year to maturity	3.19	3.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the six months ended June 30, 2025, the Company reclassified “Investment in securities at fair value – related party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

As of June 30, 2025, the Company has an amount due to Alset Inc. of $263,277, AIL of $77,123, and an amount due to a director of $4,131. As of December 31, 2024, the Company has an amount due to Alset Inc. of $2,037,431, AIL of $2,559,005, an amount due to fellow subsidiaries of $3,354,120, and an amount due to a director of $4,177. The above amounts due to related parties are interest free and no repayment schedule and deadline have been adopted.

As of June 30, 2025, the Company has amounts additional due to related parties including Alset Inc, AIL, and fellow subsidiaries for a total amount of $8,415,131. Those borrowings are interest free, and no repayment schedule and deadline have been adopted. Management has evaluated and decided to reclassify the total amount into equity in accordance with U.S. GAAP.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with Value Exchange International, Inc., a Nevada corporation. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII common stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock, level 1 of financial assets. Under the terms of the 1st VEII Credit Agreement, the Company received common stock warrants, level 2 of financial assets, to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of June 30, 2025, $100,000 credit was advanced and will be matured on February 25, 2026 with 8% interest per annum, and interest income of $1,995 and $3,967 are included in interest income for the three and six months ended June 30, 2025, respectively; and interest income of $1,995 and $3,989 are included in interest income for the three and six months ended June 30, 2024, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “AIL Note”). The term of the AEI Note is three years and will be matured on February 23, 2026, with simple interest at a rate of 8% percent per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to Alset early and without penalty. As of June 30, 2025, $1,400,000 remains unpaid, and interest expenses of $27,923 and $55,540 are included in interest expenses for the three and six months ended June 30, 2025, respectively. Interest expenses of $27,923 and $55,847 are included in interest expenses for the three and six months ended June 30, 2024, respectively. The AEI Loan Amount borrowed from Alset was used by the Company to fulfill the 1st VEII Credit Agreement between the Company and VEII.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years will be matured on December 14, 2026, with 8% interest per annum. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of June 30, 2025, $1,000,000 credit was advanced, and interest income of $19,945 and $39,671 is included in interest income for the three and six ended June 30, 2025, respectively; and interest income of $19,945 and $39,890 is included in interest income for the three and six ended June 30, 2024, respectively.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “AIL Subscription Agreement”). Pursuant to the AIL Subscription Agreement, the Company has borrowed $1,000,000 (the “AIL Loan Amount”) from AIL in exchange for a Promissory Note (the “AIL Note”). The term of the AIL Note is three years will be matured on December 14, 2026, with simple interest at a rate of 5% percent per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AIL Loan Amount to Alset International Limited early and without penalty. As of June 30, 2025, $1,000,000 remains unpaid, and interest expenses of $12,466 and $24,795 are included in interest expenses for the three and six months ended June 30, 2025, respectively; and interest expenses of $12,466 and $24,932 are included in interest expenses for the three and six months ended June 30, 2024, respectively. The Company used the AIL Loan Amount borrowed from AIL to fulfill the Second Credit Agreement between the Company and VEII.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000.00. Advances of the principal under the 3rd VEII Credit Agreement in term of three years will be matured on July 14, 2027, with simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. As of June 30, 2025, $110,000 credit was advanced, and interest income of $2,194 and $4,364 is included in interest income for the three and six months ended June 30, 2025, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Convertible promissory note receivable - related party measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2025
Assets
Convertible loans receivable – VEII	$-	$557,341	$-	$557,341

Total convertible promissory note receivable - related party at Fair Value	$-	$557,341	$-	$557,341

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Convertible loans receivable – VEII	-	569,360	-	569,360

Total convertible promissory note receivable - related party at Fair Value	$-	$569,360	$-	$569,360

The Company has elected to recognize the convertible loan at fair value and therefore there was no further evaluation of embedded features for bifurcation. The Company engaged third party valuation firm to perform the valuation of convertible loans. The fair value of the convertible loans is calculated using the binomial tree model based on probability of remaining as straight debt using discounted cash flow with the following assumptions:

CN#	1	2	3
Valuation date	June 30, 2025	June 30, 2025	June 30, 2025
Risk-free interest rate	4.176%	3.854%	3.718%
Expected life	0.62 year	1.46 year	2.04 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	140.110%	140.110%	140.110%
Expected dividend yield	0%	0%	0%

Fair value	$28,844	$431,583	$98,914

 Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

	December 31, 2024	Additions	Unrealized Loss	June 30, 2025
Convertible note receivable, related party	$569,630	$-	$(12,289)	$557,341
Total	$569,630	$-	$(12,289)	$557,341

	December 31, 2023	Additions	Unrealized Loss	June 30, 2024
Convertible note receivable, related party	$1,207,627	$-	$(724,170)	$483,457
Total	$1,207,627	$-	$(724,170)	$483,457

During the six months ended June 30, 2025 and 2024, the Company revalued the convertible note receivable with VEII and the balance decreased from $569,630 to $557,241 and $1,207,627 to $483,457, respectively. The total $12,289 and $724,170 revaluated loss amount were booked in unrealized loss on convertible note receivable – related party, respectively.

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into with HTHPL, in exchange for a promissory note in the amount of $82,635, which bears an 6% interest rate and has a scheduled maturity two years from the date of the promissory note. Interest income of $1,561 and $3,344 is included in interest income for the three and six months ended June 30, 2025, respectively. The $81,722 and $82,635 is included in promissory note receivable for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale to a related party.

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

The table below reflects the Company’s calculation of the acquisition date fair value of the assets acquired and liabilities assumed for the 2024 acquisition:

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

The following table summarizes changes in the carrying amount of goodwill for the six months ended June 30, 2025 and the year ended December 31, 2024.

	June 30, 2025	December 31, 2024

Balance at beginning of the period	$-	$60,273
Add: acquisition of HCTW	-	353,616
Less: impairment loss of goodwill of HCTW	-	(353,616)
Less: impairment loss of goodwill of MOC	-	(60,624)
Foreign currency exchange adjustment	-	351
Balance as of end of the period	$-	$-

Note 8. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases are 2.49 years, with a weighted-average discount rate of the 3.06%.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $3,847 and $4,877 which was included in general and administrative expenses in the statements of operations for the three months ended June 30, 2025 and 2024, respectively; and lease expenses amounted to $7,865 and $7,702 which was included in general and administrative expenses in the statements of operations for the six months ended June 30, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $111,202 and $119,458 for the six months ended June 30, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2025	December 31, 2024

Right-of-use assets	$461,959	$520,119

Lease liabilities - current	214,065	191,234
Lease liabilities - non-current	294,259	370,898
Total lease liabilities	$508,324	$562,132

As of June 30, 2025, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending June 30, 2026	$225,907
12 months ending June 30, 2027	198,580
12 months ending June 30, 2028	76,589
12 months ending June 30, 2029	26,492
Total undiscounted lease payments	527,568
Less: Imputed interest	(19,244)
Present value of lease liabilities	$508,324
Operating lease liabilities - current	214,065
Operating lease liabilities - non-current	$294,259

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

We are focused on serving business-to-business (B2B) needs in e-commerce, collaboration and supply chains. We help enterprises and community users to transform their business models with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, all of which are facilitated by the transactions of every stakeholder via e-commerce.

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

The Group has relied significantly on Alset International Limited (“AIL”), our former majority stockholder, as its principal source of funding during the period. AIL, and later, our current majority stockholder, Alset Inc., advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following plan of operations:

●	operation of global e-commerce marketplace bringing quality lifestyle products;
●	partner with technology providers in AI and robotics to offer robotics solutions and services in Food and Beverage sector, retails and commercial facilities like cleaning and security ; and
●	offer digital transformation solutions for retails industry.

Achieved and Target Milestones

In 2024 and the first half of 2025, we achieved the following milestones:

●	enhanced our software solutions to fit the needs of direct-to-consumer commerce with AI and Metaverse services; and
●	achieved a closer partnership with Value Exchange International Inc. (“VEII”) for digital transformation of retail sectors including electronic sales label management, shelf checkout solutions, and AI customer service.

Over the next twelve months we plan to:

●	further enhance our software solutions to fit the need of direct-to-consumer commerce with AI and develop more strategic partnerships in robotics ; and
●	continue our close partnership with VEII for digital transformation of retail sectors including sales label management applications for both electronics and paper labels, and a service management platform with AI assistant and store management software services.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	operation of global e-commerce marketplace;
●	IT services in serving retail business sector; and
●	Robotics solution implementation and consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	continuous strengthening of new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and projects and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengths:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization – structure - to effectively adapt to the growth and contraction of operation based on market and sales pipelines.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2025 and 2024

Revenue

Revenue generated primarily by the food and beverage (“F&B”) business, Hapi Group HK Limited (“MOC”), Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $72,529 and $87,153, for the three months ended June 30, 2025 and 2024, respectively. The café under MOC was closed on September 16, 2024. Revenue generated from the travel business, Hapi Travel Limited (“HTL”), was $0 for the three months ended June 30 2024. HTL was disposed on December 17, 2024. Revenue generated from the e-commerce business, HAIL, was $114 for the three months ended June 30, 2025. Total revenues were $72,529 and $87,153, respectively, for the three months ended June 30, 2025 and 2024. The decrease in revenue was mainly due to the café under MOC closed operation in Oct 2024.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $29,552 and $27,783 for the three months ended June 30, 2025 and 2024, respectively, of which $7,237 and $2,531 was depreciation for computer equipment and leasehold improvement, respectively. The cost of e-commerce business was $108 for the three months ended June 30, 2025. Total cost of revenue for the three months ended June 30, 2025 and 2023 was $29,569 and $27,783, respectively. The increase in cost of revenue is due to renovation of café under HCTW in 2025.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended June 30, 2025 and 2024 were $336,044 and $708,662, respectively, of which $0 and $353,616 were impairment loss on goodwill, $4,790 and $1,032 were depreciation expenses and $2,357 and $3,512 were rent expenses, respectively. The decrease was mainly due to the decrease in impairment of goodwill, a $3,757 increase of depreciation expenses.

Other (Expense) Income

Total other (expense) / income for the three months ended June 30, 2025 and 2024 was $667,471 and $1,548,427, respectively, of which $25,635 and $22,271 was interest income, $341,589 and $1,639,043 was unrealized (loss) / gain on securities investment-related party, $1,576 and $515 was other income, $40,389 and $40,393 was interest expenses, and $339,060 and ($73,009) of foreign exchange gain / (loss), respectively. The decrease of other income was mainly due to $1,297,454 fair value gain of VEII shares and warrants decreased during the period.

Other Comprehensive Gain (Loss) from translation

For the three months ended June 30, 2025 and 2024, the Company recorded other comprehensive loss from a translation of ($351,701) and other comprehensive gain from a translation of $66,930 in the consolidated financial statements, respectively.

For the unaudited six months period ending June 30, 2025 and 2024

Revenue

Revenue generated primarily by the food and beverage (“F&B”) business, MOC, HCDG and HCTW, was $127,688 and $131,876, for the six months ended June 30, 2025 and 2024, respectively. Revenue generated from the travel business, HTL, was $2,380 for the six months ended June 30, 2024. Revenue generated from the e-commerce business, HAIL, was $141 for the six months ended June 30, 2025. Total revenues were $127,830 and $134,256, respectively, for the six months ended June 30, 2025 and 2024. The decrease in revenue was mainly due to the café under MOC closed operation in Oct 2024.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $56,689 and $41,837 for the six months ended June 30, 2025 and 2024, respectively, of which $12,716 and $2,531 was depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business was $2,370 for the six months ended June 30 2024. The cost of e-commerce business was $139 for the six months ended June 30, 2025. Total cost of revenue for the six months ended June 30, 2025 and 2024 was $56,710 and $44,207, respectively. The increase in cost of revenue is due to the acquisition of HCTW.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the six months ended June 30, 2025 and 2024 were $675,935 and $1,029,511, respectively, of which $0 and $353,616 were impairment loss on goodwill, $9,392 and $2,009 were depreciation expenses and $4,506 and $5,923 were rent expenses, respectively. The decrease of operating expenses was mainly due to the decrease in impairment of goodwill, a $7,383 increase of depreciation expenses, a $8,595 decrease of amortization of right-of-use assets due to the café under MOC closed operation in Oct 2024.

Other (Expense) Income

Total other expense for the six months ended June 30, 2025 and 2024 was $564,262 and $1,903,990, respectively, of which $50,875 and $44,412 was interest income, $914,800 and $1,747,659 was unrealized loss on securities investment-related party, $1,860 and $3,637 was other income, $80,334 and $80,783 was interest expenses, and $378,137 and ($123,597) of foreign exchange gain / (loss), respectively. The decrease of other expenses was mainly due to $832,859 fair value loss of VEII shares and warrants decreased during the period.

Other Comprehensive Gain (Loss) from translation

For the six months ended June 30, 2025 and 2024, the Company recorded other comprehensive loss from a translation of ($408,337) and other comprehensive loss from a translation of $136,305 in the consolidated financial statements, respectively.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash in the amount of $431,350, compared to $428,660 as of December 31, 2024.

In the three months ended June 30, 2025, we incurred net income of $374,387, and negative working capital of $1,295,953. In the six months ended June 30 2025, we incurred net loss of $1,169,077, and $683,977 net cash used in operating activities operations.

The Company is expecting the Food and Beverage (“F&B”) business to improve, while the current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, this doubt is alleviated by expected cash flow from ongoing financial support from Alset Inc., which management believes will be sufficient to meet the Company’s obligations for the foreseeable future. The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

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

As of June 30, 2025, the Company received $764,974 from Alset Inc. and its’ subsidiaries, referred to “Advance from related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $509,576 was transferred to its Hong Kong subsidiaries for their daily operation use, $254,788 to HAIL and $254,788 to HCHK. A total of $25,723 in foreign exchange gain was generated during the period of 2025, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024” set forth in this Quarterly Report.

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

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its stockholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, HCCN is the PRC holding company of the other PRC subsidiaries, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. HCDG) is the subsidiary of HCCN that conducts operations in the PRC and Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”) is the subsidiary of HCCN that does not conduct any operations in the PRC and was dissolved on November 26, 2024. Both of these companies were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2025 or 2024, respectively.

Investment in Securities – related party

The Company entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation on April 8, 2021 and October 17, 2022, respectively.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 45.69%) of VEII, which are recorded at fair value of $443,536 and $747,676 at June 30, 2025 and December 31, 2024, respectively. $914,800 and $1,747,659 in unrealized loss gain was recognized during the six months ended June 30, 2025 and 2024, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of June 30, 2025 conducted as part of our quarter audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at June 30, 2025, the following issues constitute as material weakness:

●	The Company has limited accounting personnel, and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting.

●	Well-defined accounting policies and procedures have not been established and many financial close procedures, including period-end review and reconciliations, did not occur on a timely basis or failed to identify material adjustments.

These material weaknesses, which remained unremedied by the Company as of June 30, 2025, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

HAPI METAVERSE INC.

Date: August 13, 2025	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

