Form 10-Q
period 2025-09-30
Hapi Metaverse Inc.
filed 2025-11-06
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 6, 2025, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HAPI METAVERSE INC.
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2025

AND DECEMBER 31, 2024

	(Unaudited) September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$540,078	$428,660
Accrued Interest receivable - related party	231,067	158,201
Amount due from related party	119,004	–
Prepaid expenses and other current assets	89,838	109,656
Investment in securities at fair value – related party - current	–	2,047,649
TOTAL CURRENT ASSETS	979,987	2,744,166

Property and equipment, net	32,138	106,264
Other non-current assets	45,599	46,230
Promissory note receivable – related party	65,193	82,635
Investment in securities at fair value – related party	571,133	–
Convertible promissory note receivable – related party	534,947	569,630
Operating lease right-of-use assets, net	–	520,119
TOTAL ASSETS	$2,228,997	$4,069,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$60,114	110,634
Amount due to related parties	385,400	7,954,733
Convertible promissory note payable – related party	1,400,000	1,400,000
Operating lease liabilities – current	208,879	191,234
TOTAL CURRENT LIABILITIES	2,054,393	9,656,601

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	234,820	370,898
Promissory note payable – related party	1,000,000	1,000,000
TOTAL NON-CURRENT LIABILITIES:	1,234,820	1,370,898

TOTAL LIABILITIES	$3,289,213	$11,027,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2025 and December 31, 2024	$–	$–
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of September 30, 2025 and December 31, 2024	50,761	50,761
Additional paid-in capital	20,301,587	11,426,328
Accumulated other comprehensive loss	(871,969)	(546,692)
Accumulated deficit	(20,540,595)	(17,884,549)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(1,060,216)	(6,954,152)
NON-CONTROLLING INTERESTS	–	(4,303)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,060,216)	$(6,958,455)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,228,997	$4,069,044

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues:
Food & Beverage	$73,718	$75,489	$201,407	$207,365
Travel	-	-	-	2,380
E-commerce	10	-	151	-
Total Revenues	$73,728	$75,489	$201,558	$209,745

Cost of Revenues
Food & Beverage – Depreciation	$(9,056)	$(2,643)	$(21,772)	$(5,174)
Food & Beverage – Cost of revenues	(7,108)	(27,036)	(50,963)	(66,342)
Travel – Cost of revenues	-	-	-	(2,370)
E-commerce - Cost of revenues	(84)	-	(223)	-
Total Cost of revenues	$(16,248)	$(29,679)	$(72,958)	$(73,886)

Gross profit	$57,480	$45,810	$128,600	$135,859

Operating expenses:
Depreciation	$(5,312)	$(1,659)	$(14,704)	$(3,668)
General and administrative	(298,806)	(365,099)	(965,349)	(1,038,985)
Impairment loss on PPE and ROU assets	(526,279)	-	(526,279)	-
Impairment loss on goodwill	-	(60,557)	-	(414,173)
Total operating expenses	$(830,397)	$(427,315)	$(1,506,332)	$(1,456,826)

Loss from operations	(772,917)	(381,505)	(1,377,732)	(1,320,967)

Other income (expense):
Interest income – related party	$26,239	$22,411	$77,114	$66,823
Other income	30	4,920	1,890	8,557
Interest expense – related party	(40,833)	(40,834)	(121,167)	(121,617)
Foreign exchange (loss) / gain	(103,089)	266,627	275,048	143,030
Unrealized loss on Securities Investment – related party	(596,399)	(270,877)	(1,511,199)	(2,018,536)
Total other expense	$(714,052)	$(17,753)	$(1,278,314)	$(1,921,743)

Loss before taxes	$(1,486,969)	$(399,258)	$(2,656,046)	$(3,242,710)
Provision for income taxes	-	-	-	-
Net loss	$(1,486,969)	$(399,258)	$(2,656,046)	$(3,242,710)
Less: Net loss attributable to non-controlling interests	-	(57)	-	(786)
Net loss attributable to common shareholders	$(1,486,969)	$(399,201)	$(2,656,046)	$(3,241,924)

Net loss	$(1,486,969)	$(399,258)	$(2,656,046)	$(3,242,710)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$83,060	$(319,489)	$(325,277)	$(183,184)
Total Other comprehensive loss, net of tax:	$(1,403,909)	$(718,747)	$(2,981,323)	$(3,425,894)

Less Comprehensive loss attributable to non-controlling interests	$-	$(82)	$-	$(810)
Total Comprehensive loss attributable to common stockholders	$(1,403,909)	$(718,665)	$(2,981,323)	$(3,425,084)

Net income (loss) per common share – basic and diluted
Basic and diluted net loss per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326	507,610,326	507,610,326

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NinE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UnAUDITED)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)

Acquisition of a subsidiary	-	-	-	635	(4,938)	(4,303)	4,303	-
Net loss for the period	-	-	-	-	(1,543,464)	(1,543,464)	-	(1,543,464)
Foreign currency translation adjustment	-	-	-	(52,333)	-	(52,333)	-	(52,333)

Balance March 31, 2025	507,610,326	$50,761	$11,426,328	$(598,390)	$(19,432,951)	$(8,554,252)	$-	$(8,554,252)

Related party liabilities transfer to equity	-	-	8,415,131	-	-	8,415,131	-	8,415,131
Acquisition of a subsidiary	-	-	-	(4,938)	4,938	-	-	-
Net loss for the period	-	-	-	-	374,387	374,387	-	374,387
Foreign currency translation adjustment	-	-	-	(351,701)	-	(351,701)	-	(351,701)

Balance June 30, 2025	507,610,326	$50,761	$19,841,459	$(955,029)	$(19,053,626)	$(116,435)	$-	$(116,435)

Related party liabilities transfer to equity	-	-	460,128	-	-	460,128	-	460,128
Net loss for the period	-	-	-	-	(1,486,969)	(1,486,969)	-	(1,486,969)
Foreign currency translation adjustment	-	-	-	83,060	-	83,060	-	83,060

Balance September 30, 2025	507,610,326	$50,761	$20,301,587	$(871,969)	$(20,540,595)	$(1,060,216)	$-	$(1,060,216)

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)

Net loss for the period	-	-	-	-	(3,742,037)	(3,742,037)	(550)	(3,742,587)
Foreign currency translation adjustment	-	-	-	69,365	-	69,365	10	69,375

Balance March 31, 2024	507,610,326	$50,761	$11,168,595	$(295,985)	$(17,156,259)	$(6,232,888)	$(3,989)	$(6,236,877)

Net income (loss) for the period	-	-	-	-	899,314	899,314	(179)	899,135
Foreign currency translation adjustment	-	-	-	66,939	-	66,939	(9)	66,930

Balance June 30, 2024	507,610,326	$50,761	$11,168,595	$(229,046)	$(16,256,945)	$(5,266,635)	$(4,177)	$(5,270,812)

Net (loss) for the period	-	-	-	-	(399,201)	(399,201)	(57)	(399,258)
Foreign currency translation adjustment	-	-	-	(319,464)	-	(319,464)	(25)	(319,489)

Balance September 30, 2024	507,610,326	$50,761	$11,168,595	$(548,510)	$(16,656,146)	$(5,985,300)	$(4,259)	$(5,989,559)

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,656,046)	$(3,242,710)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	36,476	8,842
Impairment on property and equipment	134,457	-
Non-cash lease expenses	158,457	196,310
Impairment on right-of-use assets	391,822	-
Foreign exchange gain	(275,049)	(143,030)
Loss on disposal of fixed asset	-	2,419
Impairment loss on goodwill	-	414,173
Unrealized loss on securities investment – related party	1,511,199	2,018,536

Change in operating assets and liabilities:
Prepaid expenses and other current assets	23,792	52,882
Accrued interest receivable - related party	(72,866)	(66,060)
Other non-current assets	(3,343)	-
Accounts payable, other payable and accrued expenses	(50,549)	(25,686)
Operating lease liabilities	(151,626)	(191,298)
Net cash used in operating activities	$(953,276)	$(975,622)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(94,921)	$(36,632)
Issuance of convertible loan receivable - related party	-	(110,000)
Acquisition of Hapi Café Co., Limited (TW)	-	5,631
Net cash used in investing activities	$(94,921)	$(141,001)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	$1,278,206	$1,076,165
Advance to related parties	(119,056)	-
Net cash provided by financing activities	$1,159,150	$1,076,165

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$110,953	$(40,458)
Effects of foreign exchange rates on cash and cash equivalents	465	(64,532)

CASH AND CASH EQUIVALENTS at the beginning of period	428,660	745,719
CASH AND CASH EQUIVALENTS at the end of period	$540,078	$769,793

Supplemental schedule of non-cash investing and financing activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$-	$176,537
Non-cash paid interest expenses	121,167	121,617
Transfer of due to related parties to equity	8,875,259	-

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company’s business is focused on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. The Company also started its Food and Beverage (“F&B”) business in 2022 and its travel business in 2023. The travel business was disposed in 2024.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim periods or for any other future years. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

Liquidity and Capital Resources

In the three months ended September 30, 2025, we incurred net loss of $1,486,969, and negative working capital of $1,074,406. In the nine months ended September 30 2025, we incurred net loss of $2,656,046, and used $953,276 of net cash in operating activities.

Current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management expects improvement in the Food and Beverage business and anticipates that ongoing financial support from Alset Inc. will provide sufficient liquidity to meet the Company’s obligations for the foreseeable future, thereby alleviating such doubt. The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. is committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2025 and December 31, 2024, as follows:

Name of subsidiary consolidated under	State or other jurisdiction of	Attributable interest as of,
Hapi Metaverse Inc.	incorporation or organization	September 30, 2025		December 31, 2024
		%		%
HotApp BlockChain Pte. Ltd.	Singapore	100.0		100.0
HotApp International Limited	Hong Kong	100.0		100.0
Smart Reward Express Limited	Hong Kong	100.0	*1	50.0	*1
Hapi Café Limited	Hong Kong	100.0	*2	100.0	*2
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	*3	100.0	*3
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	*4	100.0	*4
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	*5	100.0	*5
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	*6	100.0	*6
Hapi Cafe Co., Ltd	Taiwan	100.0	*7	100.0	*7

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, the useful lives and impairment of property and equipment, valuation of goodwill, and the fair value estimate for the Company’s warrant and convertible note receivable with a related party.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash balances denominated in currencies other than the U.S. dollar. As of September 30, 2025, the Company’s cash included amounts equivalent to $415,397, $62,166, $16,687, and $14,411, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date. As of December 31, 2024, the Company’s cash included amounts equivalent to $208,102, $105,674, $44,583, and $31,166, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date.

Investment in Securities at Fair Value – Related Party

The Company currently has an investment in Value Exchange International, Inc. (“VEII”), a related party, consisting of 21,120,795 shares of common shares and 36,723,160 stock warrants. The Company had elected the fair value option, or “FVO,” and the Company continues to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted. The financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The investment has been reclassified from current assets to non-current assets to reflect management’s intention to hold the investment for the long term. This change in classification does not affect the measurement basis, and the investment continues to be measured at fair value under the fair value option.

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

Concentrations

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC), the Company is exposed to risk due to its concentration of cash in foreign countries. The Company places its cash with financial institutions with high-credit ratings and quality.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the nine months ended September 30, 2025 or 2024, respectively.

Foreign currency translation

Items included in the consolidated financial statements of each entity under the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

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

Segment reporting

The Company reports its segment information to reflect the manner in which the chief operating decisions maker (“CODM”) reviews and assesses performance. As of September 30, 2025, the Company has only one segment - F&B. The Company’s Chief Executive Officer is responsible as the CODM and reviews and assesses the performance of the Company as a whole.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll	$17,618	$44,432
Accrued professional fees	6,973	45,172
Other account payable and accrued expenses	35,523	21,030
Total	$60,114	$110,634

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Cost
Leasehold improvement	$121,970		$62,139
Computer equipment	78,123		69,369
Furniture & Fittings	3,079		2,261
Motor Vehicle	32,249		-
Total cost	$235,421		$133,769

Less: accumulated depreciation #
Leasehold improvement	$34,242		$11,509
Computer equipment	29,887		15,890
Furniture & Fittings	865		106
Motor Vehicle	1,075		-
Total accumulated depreciation	$66,069		$27,505

Less: impairment ##
Leasehold improvement	$85,881		$-
Computer equipment	46,388		-
Furniture & Fittings	2,188		-
Motor Vehicle	-		-
Total impairment##	$134,457		$-
Less: Foreign currency translation adjustment	$2,757	$

NBV at the end of period
Leasehold improvement	$-		$50,630
Computer equipment	964		53,479
Furniture & Fittings	-		2,155
Motor Vehicle	31,174		-
Total NBV	$32,138		$106,264

#

–Total depreciation expenses charged for the three months ended September 30, 2025 and 2024 were $14,368 and $4,301, respectively, of which $9,056 and $2,643 were booked under cost of revenue, respectively, and $5,312 and $1,658 were booked under general and administrative expenses, respectively.

–Total depreciation expenses charged for the nine months ended September 30, 2025 and 2024 were $36,476 and $8,842, respectively, of which $21,772 and $5,174 were booked under cost of revenue, respectively, and $14,703 and $3,668 were booked under general and administrative expenses, respectively.

##	As of September 30, 2025, the Company recorded impairment on property and equipment of $134,457 under operating expenses. Management evaluated the operational results and identified that the Company’s F&B business has continued to incur losses and is not expected to generate profits in the foreseeable future. As significant portion of those assets are associated with Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in the PRC and Hapi Café Co., Ltd. (“HCTW”) in Taiwan, management has fully impaired the property and equipment of $134,457 for those locations during the three months ended September 30, 2025. For the remaining immaterial property and equipment of other locations, management evaluated them to make profits in the future, and would continue to assess potential impairment to them.

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

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants will expire on September 5, 2028, five (5) years from date of their issuance. As of September 30, 2025, this exercisable share number represents 44.27% share capital of VEII.

On September 30, 2025 and December 31, 2024, the Company owned 21,120,795 shares of VEII’s outstanding common stock, which represent 45.69% of share capital of VEII and 36,723,160 warrants with an exercise price of $0.1770 per share. As the Company only owns 45.69% of VEII as voting interest, the Company does not need to consolidate VEII in the financial statements.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2025
Asset
Investment Securities – Trading	$213,320	$-	$-	$213,320
Warrants – VEII	-	357,813	-	357,813

Total Investment in securities at Fair Value-related party	$213,320	$357,813	$-	$571,133

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Asset
Investment Securities – Trading	$747,676	$-	$-	$747,676
Warrants – VEII	-	1,299,973	-	1,299,973

Total Investment in securities at Fair Value-related party	$747,676	$1,299,973	$-	$2,047,649

Unrealized loss on securities investment at fair value-related party was $596,399 and $270,877 in the three months ended September 30, 2025 and 2024, respectively. These gains were recorded directly to net loss.

Unrealized loss on securities investment at fair value-related party was $1,511,199 and $2,018,536 in the nine months ended September 30, 2025 and 2024, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions, As of September 30, 2025 and December 31, 2024, the fair value of the warrants was $357,813 and $1,299,973, respectively. The Company did not exercise any warrants during the nine months ended September 30, 2025 and the year ended December 31, 2024. We value VEII warrants under level 2 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of September 30, 2025, and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2025	December 31, 2024

Stock price	$0.0097	$0.0354
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	7.50%
Annualized volatility	298.78%	458.92%
Dividend yield	$0.00	$0.00

Year to maturity	2.94	3.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2025, the Company has an amount due to Alset Inc. of $291,507, Alset International Limited (“AIL”) of $89,726, and an amount due to a director of $4,167. As of December 31, 2024, the Company has an amount due to Alset Inc. of $2,037,431, AIL of $2,559,005, an amount due to fellow subsidiaries of $3,354,120, and an amount due to a director of $4,177. The above amounts due to related parties are interest free borrowings, and due on demand.

During the nine months ended on September 30, 2025, the amounts due to related parties including Alset Inc, AIL, and fellow subsidiaries for a total amount of $8,875,259 was legally extinguished upon the receipt of written agreement between the all parties; as all parties are related under common control the gain from the extinguishment of such liabilities have be recorded in additional paid-in-capital (“APIC”) out of which $460,128 was extinguished and recorded in APIC during the quarter ended on September 30, 2025.

On January 27, 2023, the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with Value Exchange International, Inc., a Nevada corporation. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed conversion price for the conversion option until Hapi Metaverse gives notice of conversion to convert the Loan Amount into shares of VEII common stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock, level 1 of financial assets. Under the terms of the 1st VEII Credit Agreement, the Company received common stock warrants, level 2 of financial assets, to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of September 30, 2025, $100,000 credit remains outstanding and will mature on February 25, 2026 with 8% interest per annum. Interest income of $2,016 and $5,984 is included in interest income for the three and nine months ended September 30, 2025, respectively, and interest income of $2,017 and $6,005 is included in interest income for the three and nine months ended September 30, 2024, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “AEI Note”). The term of the AEI Note is three years and will mature on February 23, 2026, with simple interest at a rate of 8% percent per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to Alset early and without penalty. As of September 30, 2025, $1,400,000 remains unpaid, and interest expenses of $28,230 and $83,770 are included in interest expenses for the three and nine months ended September 30, 2025, respectively. Interest expenses of $28,230 and $84,077 are included in interest expenses for the three and nine months ended September 30, 2024, respectively. The AEI Note Amount borrowed from Alset was used by the Company to fulfill the 1st VEII Credit Agreement between the Company and VEII.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years and will mature on December 14, 2026, with 8% interest per annum. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of September 30, 2025, $1,000,000 credit was advanced, and interest income of $20,164 and $59,836 is included in interest income for the three and nine ended September 30, 2025, respectively; and interest income of $20,165 and $60,055 is included in interest income for the three and nine ended September 30, 2024, respectively.

On December 15, 2023, the Company and AIL entered into a Subscription Agreement (the “AIL Subscription Agreement”). Pursuant to the AIL Subscription Agreement, the Company has borrowed $1,000,000 (the “AIL Loan Amount”) from AIL in exchange for a Promissory Note (the “AIL Note”). The term of the AIL Note is three years and will mature on December 14, 2026, with simple interest at a rate of 5% percent per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AIL Loan Amount to Alset International Limited early and without penalty. As of September 30, 2025, $1,000,000 remains unpaid, and interest expenses of $12,603 and $37,397 are included in interest expenses for the three and nine months ended September 30, 2025, respectively; and interest expenses of $12,602 and $37,534 are included in interest expenses for the three and nine months ended September 30, 2024, respectively. The Company used the AIL Loan Amount borrowed from AIL to fulfill the 2nd VEII Credit Agreement.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under the 3rd VEII Credit Agreement in term of three years will mature on July 14, 2027, with simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement shall be due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. VEII may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. As of September 30, 2025, $110,000 credit was advanced, and interest income of $2,218 and $6,582 is included in interest income for the three and nine months ended September 30, 2025, respectively; and interest income of $1,856 and $1,856 is included in interest income for the three and nine months ended September 30, 2024, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Convertible promissory note receivable - related party measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2025
Assets
Convertible loans receivable – VEII	$-	$534,947	$-	$534,947

Total convertible promissory note receivable - related party at Fair Value	$-	$534,947	$-	$534,947

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Convertible loans receivable – VEII	-	569,360	-	569,360

Total convertible promissory note receivable - related party at Fair Value	$-	$569,360	$-	$569,360

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

CN#	1	2	3
Valuation date	September 30, 2025	September 30, 2025	September 30, 2025
Risk-free interest rate	3.885%	3.613%	3.610%
Expected life	0.37 year	1.20 year	1.79 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	143.126%	143.126%	143.126%
Expected dividend yield	0%	0%	0%

Fair value	$24,615	$408,024	$102,308

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

	December 31, 2024	Additions	Unrealized Loss	September 30, 2025
Convertible note receivable, related party	$569,630	$-	$(34,683)	$534,947
Total	$569,630	$-	$(34,683)	$534,947

	December 31, 2023	Additions	Unrealized Loss	September 30, 2024
Convertible note receivable, related party	$1,207,627	$-	$(603,406)	$604,221
Total	$1,207,627	$-	$(603,406)	$604,221

During the nine months ended September 30, 2025 and 2024, the Company revalued the convertible note receivable with VEII and the balance decreased from $569,630 to $534,947 and $1,207,627 to $604,221, respectively. The total $34,683 and $713,406 revaluated loss amount were booked in unrealized loss on convertible note receivable – related party, respectively.

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into with HTHPL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. Interest income of $1,193 and $3,798 is included in interest income for the three and nine months ended September 30, 2025, respectively. $65,193 and $82,635 is included in promissory note receivable for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale to a related party.

On August 22, 2025, the Company paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a fellow subsidiary of VEII, in the amount of $34,185 as an interest-free loan, which is due on demand.

On September 5, 2025, the Company entered into a loan agreement with VEIHK, in the amount of $84,819 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date.

As of September 30, 2025, VEIHK owed the Company a total of $119,469, which is recorded $119,004 in amount due from related party and $465 in interest receivable-related party in the financial statements, respectively.

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

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit

The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025	December 31, 2024

Balance at beginning of the period	$-	$60,273
Add: acquisition of HCTW	-	353,616
Less: impairment loss of goodwill of HCTW	-	(353,616)
Less: impairment loss of goodwill of MOC	-	(60,624)
Foreign currency exchange adjustment	-	351
Balance as of end of the period	$-	$-

Note 8. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 2.27 years, with a weighted-average discount rate of the 3.07%.

Impairment of Right-of-Use Assets

As of September 30, 2025, the Company recorded impairment on right-of-use assets of $391,822 under operating expenses. Management evaluated the operational results and identified that the Company’s F&B business has continued to incur losses and is not expected to generate profit in the foreseeable future. As all of those assets are associated with Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in the PRC and Hapi Café Co., Ltd. (“HCTW”) in Taiwan, management fully impaired the right-of-use assets of $399,615 for those locations during the three months ended September 30, 2025. The difference between impairment loss and decrease of right-of-use assets of $7,793 is related to the foreign exchange translation impact.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $3,497 and $5,548 which were included in general and administrative expenses in the statements of operations for the three months ended September 30, 2025 and 2024, respectively; and lease expenses amounted to $11,362 and $13,250 which were included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $162,288 and $205,017 for the nine months ended September 30, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2025	December 31, 2024

Right-of-use assets	$-	$520,119

Lease liabilities - current	208,879	191,234
Lease liabilities - non-current	234,820	370,898
Total lease liabilities	$443,699	$562,132

As of September 30, 2025, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending September 30, 2026	$220,068
12 months ending September 30, 2027	180,559
12 months ending September 30, 2028	42,514
12 months ending September 30, 2029	18,847
Total undiscounted lease payments	461,988
Less: Imputed interest	(18,289)
Present value of lease liabilities	$443,699
Operating lease liabilities - current	208,879
Operating lease liabilities - non-current	$234,820

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

The Company has relied significantly on Alset International Limited (“AIL”), our former majority stockholder, as its principal source of funding during the period. AIL, and later, our current majority stockholder, Alset Inc., advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such, financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following plan of operations:

●	operation of global e-commerce marketplace bringing quality lifestyle products;
●	partner with technology providers in AI and robotics to offer robotics solutions and services in Food and Beverage sector, retails and commercial facilities like cleaning and security; and
●	offer digital transformation solutions for retails industry.

Achieved and Target Milestones

In 2024 and the first half of 2025, we achieved the following milestones:

●	enhanced our software solutions to fit the needs of direct-to-consumer commerce with AI and Metaverse services; and
●	achieved a closer partnership with Value Exchange International Inc. (“VEII”) for digital transformation of retail sectors including electronic sales label management, shelf checkout solutions, and AI customer service.

Over the next twelve months we plan to:

●	further enhance our software solutions to fit the need of direct-to-consumer commerce with AI and develop more strategic partnerships in robotics; and
●	continue our close partnership with VEII for digital transformation of retail sectors including sales label management applications for both electronics and paper labels, and a service management platform with AI assistant and store management software services.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	operation of global e-commerce marketplace;
●	IT services in serving retail business sector; and
●	Robotics solution implementation and consulting services.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	continuous strengthening of new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and projects and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengths:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	thin and lean organization – structure - to effectively adapt to the growth and contraction of operation based on market and sales pipelines.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2025 and 2024

Revenue

Revenue generated primarily by the food and beverage business, Hapi Group HK Limited (“MOC”), Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $73,718 and $75,489, for the three months ended September 30, 2025, and 2024, respectively. The café under MOC was closed on September 16, 2024. Revenue generated from the travel business, Hapi Travel Limited (“HTL”), was $0 for the three months ended September 30, 2024. HTL was disposed on December 17, 2024. Revenue generated from the e-commerce business, HAIL, was $10 for the three months ended September 30, 2025. Total revenues were $73,728 and $75,489, respectively, for the three months ended September 30, 2025 and 2024. The decrease in revenue was mainly due to the café under MOC closed operation in Oct 2024.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $16,164 and $29,679 for the three months ended September 30, 2025 and 2024, respectively, of which $9,056 and $2,643 was depreciation for computer equipment and leasehold improvement, respectively. The cost of e-commerce business was $84 for the three months ended September 30, 2025. Total cost of revenue for the three months ended September 30, 2025 and 2024 was $16,248 and $29,679, respectively. The increase in cost of revenue is due to renovation of café under HCTW in 2025.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended September 30, 2025 and 2024 were $830,397 and $427,315, respectively, of which $391,822 and $0 were impairment loss on right-of-use assets, $134,457 and $0 were impairment on property and equipment, $0 and $60,557 were impairment loss on goodwill, $5,312 and $1,659 were depreciation expenses and $2,369 and $4,558 were rent expenses, respectively. The increase was mainly due to the increase in impairment of right-of-use assets and impairment on property and equipment.

Other (Expense) Income

Total other expenses for the three months ended September 30, 2025 and 2024 was $714,052 and $17,753, respectively, of which $26,239 and $22,411 was interest income, $596,399 and $270,877 was unrealized loss on securities investment-related party, $30 and $4,920 was other income, $40,833 and $40,834 was interest expenses, and ($103,089) and $266,627 of foreign exchange (loss) /gain, respectively. The decrease of other income was mainly due to $327,635 fair value loss of VEII shares and warrants decreased during the period.

Other Comprehensive Loss from translation

For the three months ended September 30, 2025 and 2024, the Company recorded other comprehensive gain from a translation of $83,060 and other comprehensive loss from a translation of $319,489 in the consolidated financial statements, respectively.

For the unaudited nine months period ending September 30, 2025 and 2024

Revenue

Revenue generated primarily by the food and beverage business, MOC, HCDG and HCTW, was $201,407 and $207,365, for the nine months ended September 30, 2025 and 2024, respectively. Revenue generated from the travel business, HTL, was $2,380 for the nine months ended September 30, 2024. Revenue generated from the e-commerce business, HAIL, was $151 for the nine months ended September 30, 2025. Total revenues were $201,558 and $209,745, respectively, for the nine months ended September 30, 2025 and 2024. The decrease in revenue was mainly due to the café under MOC closed operation in Oct 2024.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $72,735 and $71,516 for the nine months ended September 30, 2025 and 2024, respectively, of which $21,772 and $5,174 was depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business was $2,370 for the nine months ended September 30 2024. The cost of e-commerce business was $223 for the nine months ended September 30, 2025. Total cost of revenue for the nine months ended September 30, 2025 and 2024 was $72,958 and $73,886, respectively. The increase in cost of revenue is due to the acquisition of HCTW.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the nine months ended September 30, 2025 and 2024 were $1,506,332 and $1,456,826, respectively, of which $391,822 and $0 were impairment loss on right-of-use assets, $134,457 and $0 were impairment on property and equipment, $0 and $414,173 were impairment loss on goodwill, $14,704 and $3,668 were depreciation expenses, $394,857 and $471,213 were salary expenses, and $6,875 and $10,481 were rent expenses, respectively. The increase of operating expenses was mainly due to the impairment of right-of-use assets and impairment on property and equipment.

Other (Expense) Income

Total other expense for the nine months ended September 30, 2025 and 2024 was $1,278,314 and $1,921,743, respectively, of which $77,114 and $66,823 was interest income, $1,511,199 and $2,018,536 was unrealized loss on securities investment-related party, $1,890 and $8,557 was other income, $121,617 and $121,617 was interest expenses, and $275,048 and $143,030 of foreign exchange gain, respectively. The decrease of other expenses was mainly due to $507,337 fair value loss of VEII shares and warrants decreased during the period.

Other Comprehensive Loss from Translation

For the nine months ended September 30, 2025 and 2024, the Company recorded other comprehensive loss from a translation of $325,277 and $183,184 in the consolidated financial statements, respectively.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $540,078, compared to $428,660 as of December 31, 2024.

In the three months ended September 30, 2025, we incurred net loss of $1,486,969, and negative working capital of $1,074,406. In the nine months ended September 30 2025, we incurred net loss of $2,656,046, and $953,276 net cash used in operating activities operations.

The Company is expecting the Food and Beverage business to improve, while the current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, this doubt is alleviated by expected cash flow from ongoing financial support from Alset Inc., which management believes will be sufficient to meet the Company’s obligations for the foreseeable future. The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

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

As of September 30, 2025, the Company received $1,278,206 from Alset Inc. and its’ subsidiaries, referred to “Advance from related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $920,163 was transferred to its Hong Kong subsidiaries for their daily operation use, $530,481 to HAIL and $385,543 to HCHK. A total of $38,195 in foreign exchange loss was generated during the period of 2025, please refer to “Item. 1 - Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024” set forth in this Quarterly Report.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2025 or 2024, respectively.

Investment in Securities – related party

The Company entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation on April 8, 2021 and October 17, 2022, respectively.

On January 27, 2023, the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The principal amount of any advance of money under the 1st VEII Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of VEII common stock in lieu of cash payment.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 45.69%) of VEII, which are recorded at fair value of $213,320 and $747,676 at September 30, 2025 and December 31, 2024, respectively. $1,511,199 and $2,018,536 in unrealized loss was recognized during the nine months ended September 30, 2025 and 2024, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of September 30, 2025 conducted as part of our quarter audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at September 30, 2025, the following issues constitute as material weakness:

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

These material weaknesses, which remained unremedied by the Company as of September 30, 2025, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

HAPI METAVERSE INC.

Date: November 6, 2025	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

