Form 10-K
period 2025-12-31
Hapi Metaverse Inc.
filed 2026-03-17
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

The Company’s common stock did not trade during the year ended December 31, 2025.

Indicate the number of shares outstanding of each the registrant’s classes of common stock, as of the latest practicable date: As of March 17, 2026, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

PART I

Item 1. Business.

Business Description

Hapi Metaverse Inc. (the “Company”), was incorporated in the State of Delaware on March 7, 2012. The Company’s initial business plan was to be a financial acquisition intermediary which would serve buyers and sellers for companies that are in highly fragmented industries. Our Board determined it was in the best interest of the Company to expand our business plan. On October 15, 2014, through a sale and purchase agreement, the Company acquired all the issued and outstanding stock of HotApp BlockChain Pte. Ltd. (“HIP”) from Alset International Limited (“AIL”). AIL is our former largest stockholder. HIP owned certain intellectual property related to instant messaging for portable devices (referred to herein as the “HotApp Application”). On August 30, 2022, AIL entered into a stock purchase agreement with its controlling stockholder, Alset Inc. in relation to the disposal of 505,341,376 shares of the Company’s common stock, then representing approximately 99.69% of the total issued and paid-up share capital of the Company, to Alset Inc. After this transaction, Alset Inc. became our largest stockholder.

In 2018, one of our main developments was a broadening of our scope of planned operations into a digital transformation technology business. As a digital transformation technology business, we are committed to enabling enterprises we work with to engage in a digital transformation by providing consulting, implementation and development services with various technologies, including instant messaging, blockchain, e-commerce, social media and payment solutions. We continue to advise companies in network marketing, blockchain services, and mobile collaboration.

We are still planning to expand serving business-to-business (B2B) needs in e-commerce, collaboration and supply chains. We will help enterprises and community users to transform their business models with digital economy in a more effective manner. With our platform, users can discover and build their own communities and create valuable content. Enterprises can in turn enhance the user experience with premium content, which is facilitated by the transactions of every stakeholder via e-commerce. The Company started to generate revenue from this business in July 2024.

Our technology platform consists of instant messaging systems, social media, e-commerce and payment systems, and network marketing platforms. We are focused on business-to-business solutions such as enterprise messaging and workflow. We have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include blockchain architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. Our main digital assets at the present time are our applications. We continue to strengthen our technology architecture and develop Application Development Interfaces (APIs) for collaboration partners such as network marketing back end service providers. In addition, we are continuing our development activities in blockchain in order to prepare for future client opportunities.

The Company has relied significantly on AIL, our former majority stockholder, as its principal source of funding during the period. AIL, and later, our current majority stockholder, Alset Inc., advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing would likely be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

On April 8, 2021, the Company entered into a Securities Purchase Agreement with Value Exchange International, Inc., a Nevada corporation (“VEII”) pursuant to which the Company purchased 6.5 million restricted shares of VEII common stock from VEII for an aggregate purchase price of $650,000. The closing of the transaction occurred on April 12, 2021. Pursuant to this Securities Purchase Agreement, the Company was entitled to appoint one nominee to the Board of Directors of VEII. The Company appointed Lum Kan Fai as its nominee. Mr. Lum is the Vice Chairman of the Company’s Board of Directors. VEII is a provider of customer-centric technology solutions for the retail industry in Hong Kong and certain regions of China and Philippines. On October 17, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of the Company’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc., the Company’s majority stockholder. Pursuant to the Agreement, the Company bought an aggregate of 7,276,163 shares of VEII. The Company presently owns approximately 45.69% of the total issued and outstanding shares of Value Exchange International, Inc.

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

We are a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Singapore, Hong Kong S.A.R. (“Hong Kong”), Taiwan and the People’s Republic of China (“PRC”). References to subsidiaries based in Hong Kong refer to subsidiaries based in the Hong Kong Special Administrative Region (“Hong Kong subsidiaries”), and references to subsidiaries based in the People’s Republic of China or PRC refer to subsidiaries based in the People’s Republic of China (“PRC subsidiaries”), and, unless the context requires otherwise, and solely for the purpose of this annual report such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong. Our investors hold shares of common stock in Hapi Metaverse Inc., the Delaware holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries is significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and/or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Related to Doing Business in the People’s Republics of China (“PRC”).” and “Risk Factors – Risks Related to Doing Business in Hong Kong.”

Currently, the majority of our revenues are generated in Taiwan, and only a small percentage of our current revenue generated in the PRC and Hong Kong. These relative amounts may change as our business grows and develops. Our business has three subsidiaries which are currently engaged in operations: Hapi Group HK Limited (a Hong Kong limited company), Hapi Cafe Co, Ltd (a Taiwan limited company) and Dongguan Leyouyou Catering Management Co., Ltd. (a PRC limited company). In addition, we have other businesses in the planning stages.

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

On July 2, 2025, the Board of Directors of Hapi Metaverse Inc. (the “Company”) dismissed Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm, while the Company engaged HTL International, LLC (“HTL”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025. This decision was approved by the Company’s Board of Directors.

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

As of December 31, 2025, the Company received $1,263,469 from Alset Inc. and its’ subsidiaries, referred to “Advances from related parties” under Consolidated Statements of Cash Flows, of which a total $1,043,469 was transferred to its Hong Kong subsidiaries for their daily operations, $659,864 to Hotapp International Limited and $383,605 to HCHK. Throughout the year, ($27,899) and $264,284 from HCHK were transferred to MOC and HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and for the daily operations of HCCN, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Guangzhou Leyouyou Catering Management Co., Ltd. (“HCGZ”). A total of $12,917 in foreign exchange loss was generated during the year ended December 31, 2025. Refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024” set forth in this Annual Report.

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

The following chart illustrates the current corporate structure of our key operating entities:

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2025 and 2024, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under Hapi Metaverse Inc.	State or other jurisdiction of incorporation or organization	December 31, 2025	December 31, 2024
		%	%
HotApp BlockChain Pte.Ltd.	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Smart Reward Express Limited	Hong Kong	100.0	50.0
Hapi Café Limited	Hong Kong	100.0	100.0
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	100.0
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	100.0
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	100.0
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	100.0
Hapi Cafe Co., Ltd	Taiwan	100.0	100.0

Hapi Metaverse Inc. is a holding company incorporated in Delaware that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Taiwan, Singapore, Hong Kong and the People’s Republic of China. References to subsidiaries based in Hong Kong refer to subsidiaries based in the Hong Kong Special Administrative Region, and references to subsidiaries based in the People’s Republic of China refer to subsidiaries based in the People’s Republic of China, and, unless the context requires otherwise and solely for the purpose of this annual report, such as describing legal or tax matters, authorities, entities, or persons, excludes Hong Kong S.A.R., Macao S.A.R., and Taiwan. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

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

Our Plan of Operations

We believe that we have significant opportunities to further enhance the value we deliver to our users. We intend to pursue the following plan of operations:

●	operation of global e-commerce marketplace bringing quality lifestyle products;
●	partner with technology providers in AI and robotics to offer robotics solutions and services in the food and beverage sector, retail, and industries like cleaning and security; and
●	offer digital transformation solutions for the retail sector.

Achieved and Target Milestones

In 2025, we achieved the following key milestones:

●	together with VEII, we built software solutions that integrate with retail solutions, including electronics sales label system control services and a sales label management portal; and
●	continued our developments in artificial intelligence in the area of customer service and call center support.

Over the next twelve months we plan to further enhance our software solutions to fit the needs of direct-to-consumer commerce with AI and develop more strategic partnerships in robotics.

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	IT services for the retail business sector; and
●	robotics and artificial intelligence applications.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	strengthening the methodology for project management and development through continuous improvement through project engagement;
●	continuous strengthening of new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and projects and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	changing market behavior for those using competitive platform.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengths:

●	understanding local market needs - establish brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	lean organizational to effectively adapt to the growth and contraction of our operations based on market and sales pipelines.

Our Technology

Based on our core technology infrastructure, we are building up additional functions on top of this stable and scalable infrastructure. The system architecture is designed in modular form so that we continue to add new applications modules while we are growing our customer base. In addition, we should also be able to incorporate third party application modules to effectively continue building new services to facilitate digital transformation for various industries such as retail, distribution and financial services.

Key aspects or strengths of our technology include:

●	scalable infrastructure;
●	quick adaptation to latest technology in the area of robotics, A.I., block chain and metaverse; and
●	dedication to continuous improvement of user experience in local context.

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

Employees and Employment Agreements

We currently have 23 employees, 4 employed by the e-commerce business of Hotapp International Limited and 19 employed by the Food and Beverage (“F&B”) business of HCCN and HCTW. We expect to maintain our headcount at the current level, with moderate increases in line with business activities for the foreseeable future and if our financing permits. The Company has employees under written contracts that provide for at will termination and include confidentiality clauses.

As of the date of this Report, we have not entered into any employment arrangement with any officers, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $6,400 per month by HotApp International Limited, a subsidiary of the Company. Our largest stockholder, Alset Inc., has provided staff without charge to our Company at no incremental effort or cost to Alset’s own operations. We intend to outsource many functions of our business in the immediate future.

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

The report of HTL CPAs & Business Advisors, our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2025 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2025 contained herein, we have incurred net loss of $21,454,776 since inception, and have a working capital deficit of $2,186,673. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

RISKS RELATED TO OUR BUSINESS

Management has identified material weaknesses in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2025 conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2025, we had determined that the following issues constitute as material weakness:

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

These material weaknesses, which remained unremediated by the Company as of December 31, 2025, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We face significant competition in every aspect of our business, including from companies that provide tools to facilitate the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We also face competition through replacement of technology particularly with rapidly changing and available technologies and infrastructure from A.I. technology and infrastructure providers around the world that could quickly render obsolete some of the technology we have developed.

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

We are a development stage company and have generated limited revenues as of the date of this Report. The Company has incurred net loss of $21,454,776 since inception, and has net working capital deficit of $2,186,673 at December 31, 2025. We expect to operate with net loss for the next financial year-ending December 31, 2026 or longer. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history with our current operations that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We have no significant financial resources and have recorded minimal revenues in the year ended December 31, 2025. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to equal at least $73,000 per year, consisting of $10,000 in legal, $43,000 in audit and $20,000 for financial printing and transfer agent fees. We expect all of the applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations’ revenue and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

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

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) is the subsidiary of HCCN that conducts operations in the PRC, and was established as a domestic enterprise; which is therefore subject to the above-mentioned restrictions on distributable profits.

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

As of December 31, 2025, the Company received $1,263,469 from Alset Inc. and its’ subsidiaries, referred to “Advance from related parties” and “Advance to related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $1,043,469 was transferred to its Hong Kong subsidiaries for their daily operations, $659,864 to Hotapp International Limited and $383,605 to HCHK. Throughout the year 2025, ($27,899) and $264,284 from HCHK were transferred to MOC and HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and for the daily operations of HCCN and HCDG. A total of $12,917 in foreign exchange loss was generated during the year 2025, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024” set forth in this Annual Report.

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

We conduct some of our operations and generate a minority of our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC could significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our interests may, to the extent that they are tied to Hong Kong, be adversely affected by changes in policies by the PRC government, including:

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

Our PRC Office is located in Rooms 3806 and 3807, No. 11 Dongcheng Section, Dongcheng Avenue, Dongcheng Street, Dongguan City, Guangdong Province, PRC. We occupy one office at this location with a monthly rent of $3,543 for Room 3806 and $2,289 for Room 3807. The lease for Room 3806 will end on March 10, 2027, and the lease for Room 3807 will end on April 30, 2029.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2025 COMPARED TO

YEAR ENDED DECEMBER 31, 2024

Results of Operations

For the years ended December 31, 2025 and 2024

Revenue

Revenue, generated primarily by the food and beverage (“F&B”) business, MOC HK Limited (“MOC”), Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Company Limited (“HCTW”), was $270,834 and $251,752, for the years ended December 31, 2025 and 2024, respectively. The café under MOC was closed on September 16, 2024. Revenue generated from the travel business, Hapi Travel Ltd. (“HTL”), was $0 and $2,386, for the years ended December 31, 2025 and 2024, respectively. HTL was disposed on December 17, 2024. Revenue generated from the e-commerce business, HAIL, was $172 for the years ended December 31, 2025. Total revenues were $271,006 and $254,138, for the years ended December 31, 2025 and 2024, respectively.

Cost of revenue

Cost of revenue related primarily to F&B revenue were $127,444 and $94,178, for the years ended December 31, 2025 and 2024, respectively, of which $21,786 and $7,975 was depreciation for computer equipment and leasehold improvement, respectively. The cost of travel business revenue was $2,376 for the years ended December 31, 2024. The cost of e-commerce business was $247 for the year ended December 31, 2025. Total cost of revenue for the years ended December 31, 2025 and 2024 was $127,691 and $96,554, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses were $1,810,132 and $1,880,908 for the years ended December 31, 2025 and 2024, respectively. Operating expenses for the year ended December 31, 2025 included impairment losses of $392,733 related to right-of-use assets and $134,742 related to property and equipment, and depreciation expense of $15,720. Operating expenses for the year ended December 31, 2024 included an impairment loss of $414,240 related to goodwill and depreciation expense of $6,971. The increase of operating expenses was mainly due to the impairment of right-of-use assets and impairment on property and equipment.

Other (Expense) Income

Total other expense was $1,903,410 and $2,747,828 for the years ended December 31, 2025 and 2024, respectively. Other expense for the year ended December 31, 2025 included interest income of $104,422, unrealized loss on securities investments of $2,099,001, other income of $1,895, interest expense—related party of $162,000, and foreign exchange gain of $251,274. Other expense for the year ended December 31, 2024 included interest income of $93,751, unrealized loss on securities investments of $2,613,855, other income of $5,417, interest expense—related party of $162,451, and foreign exchange loss of $70,690. The decrease in other expense was primarily due to a $514,854 reduction in unrealized fair value loss on Value Exchange International, Inc. shares, warrants, and the convertible promissory note receivable, as well as a $321,964 gain from foreign exchange activity during the year.

Other Comprehensive Loss from Translation

For the years ended December 31, 2025 and 2024, the Company recorded other comprehensive loss from a translation of $323,448 and $181,371 in the consolidated financial statements, respectively.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $497,189, compared to $428,660 as of December 31, 2024.

In the year ended December 31, 2025, we incurred net loss of $3,570,227, negative working capital of $2,186,673, and $973,371 net cash used in operating activities operations.

The Company is expecting the Food and Beverage business to improve, while the current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, this doubt is alleviated by expected cash flow from ongoing financial support from Alset Inc., which management believes will be sufficient to meet the Company’s obligations for the foreseeable future. The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. committed to provide any additional funding required by the Company for the next twelve months from the filing of this Form 10-K.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Critical Accounting Policies

Our discussion and analysis of the consolidated financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, and income taxes. These policies require that we make estimates in the preparation of our consolidated financial statements as of a given date.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2025 or 2024, respectively.

Investment in Securities – related party

The Company entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc. (“VEII”), a Nevada corporation on April 8, 2021 and October 17, 2022, respectively.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 45.69%) of VEII, which are recorded at fair value of $10,560 and $747,676 at December 31, 2025 and 2024, respectively. $737,116 and $2,613,855 in unrealized loss was recognized during the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the Company received $1,263,469 from Alset Inc. and its’ subsidiaries, referred to “Advance from related parties” and “Advance to related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $1,043,469 was transferred to its Hong Kong subsidiaries for their daily operations, $659,864 to Hotapp International Limited and $383,605 to HCHK. Throughout the year 2025, ($27,899) and $264,285 from HCHK were transferred to MOC and HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and for the daily operations of HCCN and HCDG. A total of $12,917 in foreign exchange loss was generated during the year 2025. For details, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024” set forth in this Annual Report.

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

Off –Balance Sheet Arrangements

As of December 31, 2025, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

HAPI METAVERSE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Hapi Metaverse Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hapi Metaverse Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in stockholders’ deficit, and consolidated statements of cash flow for the year ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flow for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 8 and 9 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2025

Houston, Texas
March 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hapi Metaverse Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hapi Metaverse Inc. and Subsidiaries, (the Company) as of December 31, 2024 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

GRASSI & CO., CPAs, P.C.

We served as the Company’s auditor from 2022 to 2025.

Jericho, New York

April 4, 2025

HAPI METAVERSE INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497,189	$428,660
Accrued interest receivable - related party	255,000	158,201
Loan due from related party	121,199	–
Prepaid expenses and other current assets	60,052	109,656
Investment in securities at fair value – related party - current	-	2,047,649
TOTAL CURRENT ASSETS	933,440	2,744,166

Property and equipment, net	31,192	106,264
Other non-current assets	44,847	46,230
Promissory note receivable – related party	65,204	82,635
Investment in securities at fair value – related party	28,861	–
Convertible promissory note receivable – related party	489,418	569,630
Operating lease right-of-use assets, net	-	520,119
TOTAL ASSETS	$1,592,962	$4,069,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,055	110,634
Amount due to related parties	426,234	7,954,733
Convertible promissory note payable – related party	1,400,000	1,400,000
Promissory note payable – related party	1,000,000	-
Operating lease liabilities – current	203,824	191,234
TOTAL CURRENT LIABILITIES	3,120,113	9,656,601

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	183,757	370,898
Promissory note payable – related party	-	1,000,000
TOTAL NON-CURRENT LIABILITIES:	183,757	1,370,898

TOTAL LIABILITIES	$3,303,870	$11,027,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of December 31, 2025 and 2024	$–	$–
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of December 31, 2025 and 2024	50,761	50,761
Additional paid-in capital	20,563,247	11,426,328
Accumulated other comprehensive loss	(870,140)	(546,692)
Accumulated deficit	(21,454,776)	(17,884,549)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(1,710,908)	(6,954,152)
NON-CONTROLLING INTERESTS	-	(4,303)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,710,908)	$(6,958,455)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,592,962	$4,069,044

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Revenues:
Food & Beverage	$270,834	$251,752
Travel	-	2,386
E-commerce	172	-
Total Revenues	$271,006	$254,138

Cost of revenues
Food & Beverage – Depreciation	$(21,786)	$(7,975)
Food & Beverage – Cost of revenues	(105,658)	(86,203)
Travel – Cost of revenues	-	(2,376)
E-commerce - Cost of revenues	(247)	-
Total Cost of revenues	$(127,691)	$(96,554)

Gross profit	$143,315	$157,584

Operating expenses:
Depreciation	$(15,720)	$(6,971)
General and administrative	(1,266,937)	(1,459,697)
Impairment loss on PPE and ROU assets	(527,475)	-
Impairment loss on Goodwill	-	(414,240)
Total Operating expenses	$(1,810,132)	$(1,880,908)

Loss from operations	$(1,666,817)	$(1,723,324)

Other income (expense):
Interest income – related party	$104,422	$93,751
Other income	1,895	5,417
Interest expense – related party	(162,000)	(162,451)
Foreign exchange gain / (loss)	251,274	(70,690)
Unrealized loss on Securities Investment – related party	(2,099,001)	(2,613,855)
Total Other expense	$(1,903,410)	$(2,747,828)

Loss before taxes	$(3,570,227)	$(4,471,152)
Provision for income taxes	-	-
Net loss	$(3,570,227)	$(4,471,152)
Less: Net loss attributable to non-controlling interests	-	(825)
Net loss attributable to common shareholders	$(3,570,227)	$(4,470,327)

Net loss	$(3,570,227)	$(4,471,152)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(323,448)	$(181,371)
Total Other comprehensive loss, net of tax:	$(3,893,675)	$(4,652,523)

Less Comprehensive gain / (loss) attributable to non-controlling interests	$4,303	$(854)
Total Comprehensive loss attributable to common stockholders	$(3,897,978)	$(4,651,669)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc Stockholders’ Deficit	Non- Controlling Interests	Total Stockholders’ Deficit
Balance December 31, 2023	507,610,326	$50,761	$11,168,595	$(365,350)	$(13,414,222)	$(2,560,216)	$(3,449)	$(2,563,665)

Gain on sale of Hapi Travel Limited to related party	-	-	257,733	-	-	257,733	-	257,733
Net loss for period	-	-	-	-	(4,470,327)	(4,470,327)	(825)	(4,471,152)
Foreign currency translation adjustment	-	-	-	(181,342)	-	(181,342)	(29)	(181,371)

Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)

Related party liabilities transfer to equity	-	-	9,136,919	-	-	9,136,919	-	9,136,919
Acquisition of a subsidiary	-	-	-	(4,303)	-	(4,303)	4,303	-
Net loss for period	-	-	-	-	(3,570,227)	(3,570,227)	-	(3,570,227)
Foreign currency translation adjustment	-	-	-	(319,145)	-	(319,145)	-	(319,145)

Balance December 31, 2025	507,610,326	$50,761	$20,563,247	$(870,140)	$(21,454,776)	$(1,710,908)	$-	$(1,710,908)

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,570,227)	$(4,471,152)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	37,506	14,946
Non-cash lease expenses	161,833	264,249
Credit loss on account receivable	-	9,735
Impairment on property and equipment	134,742	-
Impairment on Right-Of-Use Assets	392,733	-
Loss on disposal of fixed asset	-	2,422
Impairment loss on goodwill	-	414,240
Foreign exchange (gain) / loss	(251,274)	70,690
Unrealized loss on securities investment – related party	2,099,001	2,613,855

Change in operating assets and liabilities:
Prepaid expenses and other current assets	60,128	64,752
Accrued interest receivable - related party	(96,799)	(92,316)
Other non-current assets	(9,217)	(46,230)
Accounts payable, other payable and accrued expenses	(20,579)	32,648
Accounts payable, other payable and accrued expenses - related parties	276,729	-
Operating lease liabilities	(187,947)	(261,133)
Net cash used in operating activities	$(973,371)	$(1,383,294)

CASH FLOW FROM INVESTING ACTIVITIES:
Promissory note issued to related party	$-	$(82,635)
Purchase of property and equipment	(93,479)	(69,295)
Issuance of convertible loan receivable - related party	-	(110,000)
Acquisition of Hapi Café Co., Limited (TW)	-	5,631
Net cash used in investing activities	$(93,479)	$(256,299)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	1,263,469	1,573,229
Loan due from related parties	(121,226)	-
Net cash provided by financing activities	$1,142,243	$1,573,229

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$75,393	$(66,364)
Effects of foreign exchange rates on cash and cash equivalents	(6,864)	(250,695)

CASH AND CASH EQUIVALENTS at beginning of year	428,660	745,719
CASH AND CASH EQUIVALENTS at end of year	$497,189	$428,660

Non-cash investing and financing activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Lease Liability	$-	$155,194
Gain on sale of Hapi Travel Limited to related party	-	257,733
Interest expenses	162,000	-
Forgiveness of related party liabilities	9,136,919	-

The accompanying notes are an integral part of these consolidated financial statements.

HAPI METAVERSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company also started its Food and Beverage (“F&B”) business in 2022 and its travel business in 2023. The F&B business has been generating most revenue since then, while the travel business was disposed in 2024. The Company is still planning on expanding serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the instructions to Form 10-K and Article 10 of Regulation S-X.

Liquidity and Capital Resources

In the year ended December 31, 2025, we incurred net loss of $3,570,227, negative working capital of $2,186,673, and used $973,371 of net cash in operating activities.

Current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management expects improvement in the food and beverage business and anticipates that ongoing financial support from Alset Inc. will provide sufficient liquidity to meet the Company’s obligations for the foreseeable future, thereby alleviating such doubt. The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. is committed to provide any additional funding required by the Company for the next twelve months from the filing of this Form 10-K.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of December 31, 2025 and 2024, as follows:

Name of subsidiary consolidated under	State or other jurisdiction of	Attributable interest as of,
Hapi Metaverse Inc.	incorporation or organization	December 31, 2025	December 31, 2024
		%	%
HotApp BlockChain Pte. Ltd.	Singapore	100.0	100.0
HotApp International Limited	Hong Kong	100.0	100.0
Smart Reward Express Limited	Hong Kong	100.0	50.0
Hapi Café Limited	Hong Kong	100.0	100.0
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	100.0	100.0
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	People’s Republic of China	100.0	100.0
Dongguan Leyouyou Catering Management Co., Ltd.	People’s Republic of China	100.0	100.0
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	100.0	100.0
Hapi Cafe Co., Ltd	Taiwan	100.0	100.0

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets, valuation of goodwill, and the fair value estimate for the Company’s warrants and convertible note receivable with a related party.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Leases

The Company follows ASC Topic 842 in accounting for its operating lease right-of-use assets and operating lease liabilities. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assess whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash balances denominated in currencies other than the U.S. dollar. As of December 31, 2025, the Company’s cash included amounts equivalent to $419,118, $61,786, $15,498, and $14,764, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date. As of December 31, 2024, the Company’s cash included amounts equivalent to $208,102, $105,674, $44,583, and $31,166, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date.

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

Concentrations

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash. Although the cash at each particular bank in the United States is insured up to $250,000 by Federal Deposit Insurance Corporation (FDIC), the Company is exposed to risk due to its concentration of cash in foreign countries. The Company places its cash with financial institutions with high-credit ratings and quality.

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

The Company began generating revenue from the food and beverage business by providing quality catering services in Hong Kong since October 2022 and in the People’s Republic of China (“PRC”) since January 2023. The Company acts as the principal in these arrangements because it controls the goods and services before they are transferred to customers. Accordingly, revenue is recognized on a gross basis at a point in time, when the Company provides the product to the customer.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740. The Company has recorded a full valuation allowance against all deferred tax assets as of December 31, 2025 and 2024.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incurred any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2025 or 2024.

Foreign currency translation

Items included in the consolidated financial statements of each entity are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

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

For the year ended December 31, 2025, the Company recorded foreign currency translation adjustment of ($323,448) in the consolidated financial statements. For the year ended December 31, 2024, the Company recorded foreign currency translation adjustment of ($181,371) in the consolidated financial statements.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The adoption of this ASU did not have a material impact on the Consolidated Financial Statements.

Segment reporting

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC 280, Segment Reporting (“ASC 280”) to expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. The Company adopted ASU 2023-07 on December 31, 2024. See —Segment reporting below for additional information.

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

Segment reporting

The Company reports its segment information to reflect the manner in which the chief operating decisions maker (“CODM”) reviews and assesses performance. As of December 31, 2025, the Company has only one segment - F&B. The Company’s Chief Executive Officer is responsible as the CODM and reviews and assesses the performance of the Company as a whole.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	2025	2024
Accrued payroll	$41,621	$44,432
Accrued professional fees	11,218	45,172
Other account payable and accrued expenses	37,216	21,030
Total	$90,055	$110,634

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	2025	2024
Cost
Leasehold improvement	$119,914	$62,139
Computer equipment	77,582	69,369
Furniture & Fittings	3,133	2,261
Motor Vehicle	32,255	-
Total cost	$232,884	$133,769

Less: accumulated depreciation #
Leasehold improvement	$33,603	$11,509
Computer equipment	29,861	15,890
Furniture & Fittings	880	106
Motor Vehicle	1,882	-
Total accumulated depreciation	$66,226	$27,505

Less: impairment ##
Leasehold improvement	$86,033	$-
Computer equipment	46,510	-
Furniture & Fittings	2,199	-
Total impairment##	$134,742	$-
Less: Foreign currency translation adjustment	$724	$-

Net value at the end of period
Leasehold improvement	$-	$50,630
Computer equipment	819	53,479
Furniture & Fittings	-	2,155
Motor Vehicle	30,373	-
Total Net	$31,192	$106,264

#	Total of depreciation expenses charged for the years ended December 31, 2025 and 2024 were $37,506 and $14,946, respectively, of which $21,786 and $7,975 were booked under cost of revenue for the years ended December 31, 2025 and 2024, respectively, and $15,720 and $6,971 were booked under general and administrative expenses for the years ended December 31, 2025 and 2024, respectively.

##	As of December 31, 2025, the Company recorded impairment on property and equipment of $134,742 under operating expenses. Management evaluated the operational results and identified that the Company’s F&B business has continued to incur losses and is not expected to generate profits in the foreseeable future. As significant portion of those assets are associated with Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in the PRC and Hapi Café Co., Ltd. (“HCTW”) in Taiwan, management has fully impaired the property and equipment of $134,742 for those locations during the year ended December 31, 2025. For the remaining immaterial property and equipment of other locations, management evaluated them to make profits in the future, and would continue to assess potential impairment to them.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes consisted of the following (in $):

	2025	2024
Current	$-	$-
Deferred	-	-
Total	$-	$-

Effective income tax reconciliation

	2025	2024
Income taxes at statutory rate	17.4%	17.3%
Change in valuation allowance	-17.4%	(17.3)%
Other	-%	-%
Effective tax rate	-%	-%

The Company’s effective tax rate was 0% for the years ended December 31, 2025 and 2024.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Lease Liability	$84,853	$140,533
Net Operating Loss	1,366,525	591,657
Total deferred tax assets	$1,451,378	$732,190

Deferred tax liabilities:
Right-of-Use Assets	-	(130,030)
Total deferred tax liabilities	$-	$(130,030)

Deferred tax assets, net	$1,451,378	$602,160
Less valuation allowance	(1,451,378)	(602,160)
Deferred tax asset c/f	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation, lowering the corporate income tax rate to 21% effective January 1, 2018 and making many other significant changes to the U.S. income tax code. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

The Company provided a valuation allowance equal to the deferred income tax assets for year ended December 31, 2025 and 2024 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2025, the Company had approximately $1,341,296 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income: $516,516 from before January 1, 2018 can carry back to 2 prior years and carry forward for up to 20 subsequent years. $255,399 from between December 31, 2017 to January 1, 2021 can carry back to 5 prior years and carry forward indefinitely until used, and $569,381 from after December 31, 2020 cannot carry back but can instead be carried forward indefinitely until used. The tax loss carry-forward of $569,381 can be used only to offset up to 80% of taxable income. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the Internal Revenue Service, generally for three years after they are filed. The tax returns for the years ended December 31, 2024, 2023, and 2022 are still subject to examination by the taxing authorities.

Note 6. EQUITY

The Company is authorized to issue 1 billion shares of common stock and 15 million shares of preferred stock. The authorized share capital of the Company’s common stock was increased from 500 million to 1 billion on May 5, 2017. Both share types have a $0.0001 par value. As of December 31, 2025 and 2024, the Company had issued and outstanding 507,610,326 and 507,610,326 of common stock, 0 and 0 shares of preferred stock, respectively

Note 7. EQUITY INCENTIVE PLAN

On July 30, 2018, the Company adopted the Equity Incentive Plan (“The Plan”). The Plan is intended to encourage ownership of shares by employees, directors and certain consultants to the Company, in order to attract and retain such people and to induce them to work for the benefit of the Company. The Plan provides for the grant of options and/or other stock-based or stock-denominated awards. Subject to adjustment in accordance with the terms of the Plan, 50,000,000 shares of Common Stock of the Company have been reserved for issuance pursuant to awards under the Plan. The Plan will be administered by the Company’s Board of Directors. This Plan shall terminate ten (10) years from the date of its adoption by the Board of Directors. There have been no awards issued under the Plan as of December 31, 2025 and 2024.

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

ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. As provided by ASC 825, estimated fair value adjustment of the convertible promissory note and warrants are presented in a single line item within other income (expense) in the accompanying consolidated statements of operations and comprehensive loss.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants will expire on September 5, 2028, five (5) years from date of their issuance. As of December 31, 2025, this exercisable share number represents 44.27% share capital of VEII.

On December 31, 2025 and 2024, the Company owned 21,120,795 shares of VEII’s outstanding common stock, which represent 45.69% of share capital of VEII and 36,723,160 warrants with an exercise price of $0.1770 per share. As the Company only owns 45.69% of VEII as voting interest, the Company does not need to consolidate VEII in the financial statements.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2025 and 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
2025
Asset
Investment Securities – Trading	$-	$10,560	$-	$10,560
Warrants – VEII	-	18,301	-	18,301

Total Investment in securities at Fair Value-related party	$-	$28,861	$-	$28,861

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
2024
Asset
Investment Securities – Trading	$-	$747,676	$-	$747,676
Warrants – VEII	-	1,299,973	-	1,299,973

Total Investment in securities at Fair Value-related party	$-	$2,047,649	$-	$2,047,649

Unrealized loss on securities investment at fair value-related party was $2,099,001 and $2,613,855 in the years ended December 31, 2025 and 2024, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 9 - Related Party Balances and Transactions. As of December 31, 2025 and 2024, the fair value of the warrants was $18,301 and $1,299,973, respectively. The Company did not exercise any warrants during the years ended December 31, 2025 and 2024. We value VEII warrants under level 2 category through a Black-Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of December 31, 2025, and 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	2025	2024

Stock price	$0.0005	$0.0354
Exercise price	$0.1770	$0.1770
Risk free interest rate	6.75%	7.50%
Annualized volatility	446.80%	458.92%
Dividend yield	$0.00	$0.00

Year to maturity	2.68	3.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 9. RELATED PARTY BALANCES AND TRANSACTIONS

Due to Alset Inc.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The original total amount due to AEI was $2,148,370, majority of which has been forgiven and treated as capital contribution in additional paid -in-capital (“APIC”), resulted in a balance of $319,737 as of December 31, 2025. The amount due to AEI was $2,037,431 as of December 31, 2024.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The original total amount due to AIL was $2,609,005, majority of which has been forgiven and treated as capital contribution in APIC, resulted in a balance of $102,329 as of December 31, 2025. The amount due to AIL was $2,559,005 as of December 31, 2024.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents short-term working capital advances for the Company to finance its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. During the year ended December 31, 2025, ABD advanced additional $748,735 to the Company. The total cumulative advanced amount of $4,118,733 has been forgiven and treated as capital contribution in APIC, resulted a zero balance as of December 31, 2025. The amount due to ABD was $3,186,919 as of December 31, 2024.

Due to Hapi Robot Inc.

Hapi Robot Inc. (“HRI”) is incorporated in the United States of America, and is a fellow subsidiary of Alset Inc. The amount due from HRI represents payable to the Company for the investment in 40% ownership of HRI. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HRI is non-interest bearing. Since the amount due to HRI is due upon request, it is classified as a current liability. The original total amount due to HRI was $4, all of which has been forgiven and treated as capital contribution in APIC, resulted a zero balance as of December 31, 2025.

Due to Alset Global Pte. Limited.

Alset Global Pte. Limited (“AGPL”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from AGPL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AGPL is non-interest bearing. Since the amount due to AGPL is due upon request, it is classified as a current liability. The original total amount due to AGPL was $50,792, all of which has been forgiven and treated as capital contribution in APIC, resulted a zero balance as of December 31, 2025. The amount due to AGPL was $48,016 as of December 31, 2024.

Due to Global eHealth Limited.

Global eHealth Limited (“GHL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from GHL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to GHL is non-interest bearing. Since the amount due to GHL is due upon request, it is classified as a current liability. The original total amount due to GHL was $131,777, all of which has been forgiven and treated as capital contribution in APIC, resulted a zero balance as of December 31, 2025. The amount due to GHL was $132,067 as of December 31, 2024.

Due to HWH International Inc.

HWH International Inc. (“HWH”) is incorporated in United States of America, and is a fellow subsidiary of Alset Inc. The amount due from HWH represents short-term working capital advances for the Company to finance its daily operations, ($4,145) from HWH and $517,302 from Health Wealth Happiness Pte. Ltd, a subsidiary of HWH which incorporated in Singapore, during the year ended December 31, 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HWH is non-interest bearing. Since the amount due to HWH is due upon request, it is classified as a current liability. The original total amount due to HWH was $513,157, all of which has been forgiven and treated as capital contribution in APIC, resulted a zero balance as of December 31, 2025.

Due from LiquidValue Development Limited.

LiquidValue Development Limited (“LVDL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from LVDL represents short-term working capital advances from the Company for LVDL daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due from LVDL is non-interest bearing. Since the amount due from LVDL is due upon request, it is classified as a current liability. The amounts due from LVDL at December 31, 2025 and 2024 are ($12,854) and ($12,882), respectively.

Convertible Promissory Notes with VEII

CN #1

On January 27, 2023, the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (“CN #1”) with Value Exchange International, Inc., a Nevada corporation. CN #1 provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under CN #1 at 8%. The principal amount of any advance of money under CN #1 (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed conversion price for the conversion option until Hapi Metaverse gives notice of conversion to convert the Loan Amount into shares of VEII common stock. On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock, level 1 of financial assets. Under the terms of CN #1, the Company received common stock warrants, level 2 of financial assets, to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of December 31, 2025, $100,000 credit remains outstanding and will mature on February 25, 2026 with 8% interest per annum. Interest income of $8,000 and $8,022 is included in interest income for the years ended December 31, 2025 and 2024, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc., a Texas corporation (NASDAQ: AEI) (“Alset”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from Alset in exchange for a Convertible Promissory Note (the “AEI Note”). The term of the AEI Note is three years and will mature on February 23, 2026, with simple interest at a rate of 8% percent per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. Alset may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to Alset early and without penalty. As of December 31, 2025, $1,400,000 remains unpaid, and interest expenses of $112,000 and $112,307 are included in interest expenses for the years ended December 31, 2025 and 2024, respectively. The AEI Note Amount borrowed from Alset was used by the Company to fulfill the 1st VEII Credit Agreement between the Company and VEII.

CN #2

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“CN #2”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. CN #2 was amended pursuant to an agreement dated December 19, 2023. Under CN #2, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years and will mature on December 14, 2026, with 8% interest per annum. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of December 31, 2025, $1,000,000 credit was advanced, and interest income of $80,000 and $80,219 is included in interest income for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, $1,000,000 remains unpaid, and interest expenses of $50,000 and $50,137 are included in interest expenses for the years ended December 31, 2025 and 2024, respectively. The Company used the AIL Loan Amount borrowed from AIL to fulfill the 2nd VEII Credit Agreement.

CN #3

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“CN #3”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under CN #3 accrue simple interest at 8% per annum. Each Advance under CN #3 and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII common stock; or (3) be repaid in a combination of cash and shares of VEII common stock. The principal amount of each advance under CN #3 shall be due and payable on the third (3rd) annual anniversary of the date that the advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any advance shall be paid on the last business day of June and on the last business day of December of each year in which the advance is outstanding and not converted into shares of VEII common stock. Company may prepay any advance under CN #3 and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the loan amount. As of December 31, 2025, $110,000 credit was advanced, and interest income of $8,800 and $4,075 is included in interest income for the year ended December 31, 2025 and 2024, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Convertible promissory note receivable - related party measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2025 and 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
2025
Assets
Convertible loans receivable – VEII	$-	$489,418	$-	$489,418

Total convertible promissory note receivable - related party at Fair Value	$-	$489,418	$-	$489,418

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
2024
Assets
Convertible loans receivable – VEII	-	569,630	-	569,630

Total convertible promissory note receivable - related party at Fair Value	$-	$569,630	$-	$569,630

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

CN#	1	2	3
Valuation date	December 31, 2025	December 31, 2025	December 31, 2025
Risk-free interest rate	3.598%	3.608%	3.472%
Expected life	0.12 year	0.95 year	1.54 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	245.887%	245.887%	245.887%
Expected dividend yield	0%	0%	0%

Fair value	$10,860	$377,925	$100,633

CN#	1	2	3
Valuation date	December 31, 2024	December 31, 2024	December 31, 2024
Risk-free interest rate	4.155%	4.237%	4.258%
Expected life	1.12 year	1.95 year	2.54 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	139.476%	139.476%	139.476%
Expected dividend yield	0%	0%	0%

Fair value	$24,283	$447,480	$97,867

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

	December 31, 2024	Additions	Unrealized Loss	December 31, 2025
Convertible note receivable, related party	$569,630	$-	$(80,213)	$489,418
Total	$569,630	$-	$(80,213)	$489,418

	December 31, 2023	Additions	Unrealized Loss	December 31, 2024
Convertible note receivable, related party	$1,207,627	$-	$(637,997)	$569,630
Total	$1,207,627	$-	$(637,997)	$569,630

During the years ended December 31, 2025 and 2024, the Company fair valued the convertible note receivable with VEII and the balance decreased from $569,630 to $489,418 and $1,207,627 to $569,630, respectively. The total $80,213 and $637,997 revaluated loss amount was booked in unrealized loss on convertible note receivable – related party, respectively.

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into with HTHPL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. Interest income of $4,839 and $190 is included in interest income for the years ended December 31, 2025 and 2024, respectively. $65,204 and $82,635 is included in promissory note receivable for the years ended December 31, 2025 and 2024, respectively. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale to a related party.

On August 22, 2025, the Company paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a subsidiary of VEII, in the amount of $34,185 as an interest-free loan, which is due on demand.

On September 5, 2025, the Company entered into a loan agreement with VEIHK, in the amount of $84,819 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. The maturity date was subsequently extended to September 4, 2026.

As of December 31, 2025, VEIHK owed the Company a total of $121,199, of which $119,488 is recorded in amount due from related party and $1,711 in interest receivable-related party in the financial statements.

Note 10. GOODWILL

On October 4, 2022, the Company completed the acquisition of MOC, an F&B business started in Hong Kong. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition was initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

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

On April 18, 2024, the Company completed the acquisition of HCTW, an F&B business started in Taiwan. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

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

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024.

	2025	2024

Balance at beginning of the year	$-	$60,273
Add: acquisition of HCTW	-	353,616
Less: impairment loss of goodwill of HCTW	-	(353,616)
Less: impairment loss of goodwill of MOC	-	(60,624)
Foreign currency exchange adjustment	-	351
Balance as of end of the year	$-	$-

Note 11. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 2.06 years, with a weighted-average discount rate of 3.08%.

Impairment of Right-of-Use Assets

As of December 31, 2025, the Company recorded impairment on right-of-use assets of $392,733 under operating expenses. Management evaluated the operational results and identified that the Company’s F&B business has continued to incur losses and is not expected to generate profit in the foreseeable future. As all of those assets are associated with Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in the PRC and Hapi Café Co., Ltd. (“HCTW”) in Taiwan, management fully impaired the right-of-use assets of $399,615 for those locations during the year ended December 31, 2025. The difference between impairment loss and decrease of right-of-use assets of $6,882 is related to the foreign exchange translation impact.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $14,429 and $18,284, which were included in general and administrative expenses in the statements of operations for the years ended December 31, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $214,419 and $267,019 for the years ended December 31, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	2025	2024

Right-of-use assets	$-	$520,119

Lease liabilities - current	203,824	191,234
Lease liabilities - non-current	183,757	370,898
Total lease liabilities	$387,581	$562,132

As of December 31, 2025, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

12 months ending December 31, 2026	$212,174
12 months ending December 31, 2027	144,736
12 months ending December 31, 2028	32,052
12 months ending December 31, 2029	10,856
Total undiscounted lease payments	$399,818
Less: Imputed interest	(12,237)
Present value of lease liabilities	$387,581
Operating lease liabilities - current	203,824
Operating lease liabilities - non-current	$183,757

Note 12. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 17, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

On February 5, 2026, Alset Inc., the Company’s majority stockholder entered into a Stock Purchase Agreement with HWH International Inc., a Nevada corporation, pursuant to which Alset Inc. agreed to sell to HWH International Inc. 505,341,376 shares of the Company for a purchase price of $19,910,603 in the form of a promissory note convertible into newly issued shares of common stock of HWH International Inc. Effectively, upon closing this transaction, HWH International Inc. will become the Company’s controlling stockholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by the management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2025 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with the management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the management determined that the following issues constitute as material weakness:

●	The Company did not maintain a sufficient complement of personnel to permit the segregation of duties among personnel with access to the Company’s accounting and information systems and controls.

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Directors and Executive Officers

Name	Age	Position
Chan Heng Fai	81	Executive Chairman of the Board
Lee Wang Kei	35	Chief Executive Officer
Lum Kan Fai	63	Vice Chairman of the Board
Lui Wai Leung Alan	55	Chief Financial Officer

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

Since March 2018, Mr. Chan has served as the Chairman of the Board and the Chief Executive Officer of Alset Inc., a Nasdaq listed company. Mr. Chan has served as a director of Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and as its Chairman since June 2017. Mr. Chan has served as a director of LiquidValue Development Inc. since January 2017 and has served as its Chairman since December 2017. Mr. Chan has served as a director of DSS, Inc., a NYSE listed company, since January 2017 and has served as its Chairman since March 2019. Mr. Chan has served as the Chairman of the Board of HWH International Inc., a Nasdaq listed company, since October 2021 and served as its Chief Executive Officer from October 2021 to January 2024 and since October 2025. Mr. Chan has served as a director of Value Exchange International, Inc., an OTCQB listed company, since December 2021. Mr. Chan has served as a director of Impact Biomedical, Inc., a NYSE listed company, since March 2025.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002. Mr. Chan served as a director of Heng Fai Enterprises Limited (n.k.a. Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as a director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as director of Global Medical REIT Inc., a NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as a director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019. Mr. Chan has served as a director of Sharing Services Global Corporation, an OTC Pink listed company, from April 2020 until July 2021 and served as its Chairman of the Board until July 2025.

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

Code of Business Conduct and Ethics

The Company adopted a Code of Ethics on February 10, 2026. The Company’s written code of ethics applies to all of our directors, officers and employees in accordance with the SEC. We have posted a copy of our code of ethics on our Company website, and we intend to post amendments to this code, or any waivers of its requirements, on our Company website.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2025 and 2024

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for services rendered to us for the calendar years ended December 31, 2025 and 2024.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Chan Heng Fai, Executive Chairman	2025	—	—	—	—	—
Lee Wang Kei, CEO	2025	$70,800	—	—	—	$70,800
Lum Kan Fai, Director, Vice Chairman	2025	$76,900	—	—	—	$76,900
Lui Wai Leung Alan, CFO	2025	—	—	—	—	—

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Chan Heng Fai, Executive Chairman	2024	—	—	—	—	—
Lee Wang Kei, CEO	2024	—	—	—	$24,000	$24,000
Lum Kan Fai, Director, Vice Chairman	2024	—	—	—	—	—
Lui Wai Leung Alan, CFO	2024	—	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 17, 2026 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group. As of March 17, 2026 we had 507,610,326 shares of common stock issued and outstanding.

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

Name and Address (1)	Beneficially Owned	Percentage Owned
Greater than 5% Holders
Alset Inc. (2)	505,341,376	99.55%
Officers and Directors
Chan Heng Fai (3)	505,341,376	99.55%
Lee Wang Kei	-	-%
Lum Kan Fai	-	-%
Lui Wai Leung Alan	-	-%
All directors and officers as a group (4 persons)	505,341,376	99.55%

(1)	Unless otherwise stated, the address is 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814, the address of the Company.
(2)	The address is: 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.
(3)	Mr. Chan is deemed to be the beneficial owner of those shares owned by Alset Inc., the majority stockholder of the Company, a Nasdaq-listed company. Mr. Chan is the Chairman and Chief Executive Officer of Alset Inc. Directly and through an entity he owns, Mr. Chan is the largest stockholder of Alset Inc.

Potential Change in Control

On February 5, 2026, Alset Inc., a Texas company (“AEI”) and HWH International Inc., a Nevada company (“HWH”) entered into a Stock Purchase Agreement, pursuant to which AEI, the corporate parent of the Company agreed to sell HWH 505,341,376 issued and outstanding shares of common stock, par value $0.0001, of the Company for a purchase price of $19,910,603.00 in the form of a promissory note convertible into newly issued shares of HWH’s common stock. The Convertible Note bears a simple interest rate of 1% per annum. Under the terms of the Convertible Note, AEI may convert any outstanding principal and interest into shares of HWH’s common stock at $1.85 per share upon ten (10) days’ notice prior to maturity of the Convertible Note five (5) years from the date of thereof, and upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder will automatically be converted into shares of HWH’s common stock at the conversion rate. The 505,341,376 shares of the Company’s common stock represent 99.55% of the Company’s issued outstanding common stock, and AEI’s entire equity interest in the Company. AEI and HWH are entities under the common control of Mr. Chan Heng Fai, the majority stockholder of AEI. HWH is a majority-owned subsidiary of Alset Inc. The transaction contemplated by the Stock Purchase Agreement has yet to close as of the date of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Alset Inc. (“AEI”) is the Company’s majority stockholder. Chan Heng Fai, the Executive Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of AEI. In addition, Mr. Chan is also the Chairman, Chief Executive Officer and largest stockholder of AIL, which is a subsidiary of AEI. Lui Wai Leung Alan, the Company’s Chief Financial Officer, is also the Co-Chief Financial Officer of AEI and the Chief Financial Officer of AIL. As of the date of this report, the Company has not entered into any employment arrangement with any director or officer, except for our Chief Executive Officer, Lee Wang Kei. Mr. Lee is paid $2,000 per month by HotApp International Limited, a subsidiary of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025 (HTL International, LLC)	2024 (Grassi & Co., CPAs, P.C.)
Audit Fees	$64,000	$99,668
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$64,000	$99,668

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and 2024 for the audit of our financial statements and review of previous years’ Forms 10-K and Forms 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and 2024 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended December 31, 2025 and 2024.

On December 21, 2021, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2021. The decision to engage Grassi was recommended and approved by the Company’s Board of Directors.

On July 2, 2025, the Company engaged HTL International, LLC (“HTL”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025. The decision to engage HTL was recommended and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	List of Financial Statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Stockholder Equity (Deficit) for the Period from January 1, 2024 to December 31, 2025
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

(a)(2)	List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on March 21, 2014).

3.1.1	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014).

3.1.2	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

3.1.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on February 5, 2021).

3.1.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on March 9, 2023).

3.2.1	Bylaws (incorporated herein by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed on April 2, 2018).

10.1	Form of Securities Purchase Agreement, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.2	Form of Convertible Promissory Note, dated February 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.3	Convertible Credit Agreement, dated January 27, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2023).

10.4	Convertible Credit Agreement, dated December 14, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2023).

10.5	Amendment Number One to the Convertible Credit Agreement, dated December 19, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2023).

16.1	Letter from Grassi & Co., CPAs, P.C., incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2025

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm from Grassi & Co., CPAs, P.C.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Hapi Metaverse Inc., incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPI METAVERSE INC.

Date: March 17, 2026	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2026	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Lee Wang Kei	Chief Executive Officer	March 17, 2026
Lee Wang Kei	(Principal Executive Officer)

/s/ Lui Wai Leung, Alan	Chief Financial Officer	March 17, 2026
Lui Wai Leung, Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chan Heng Fai	Executive Chairman of the Board	March 17, 2026
Chan Heng Fai

/s/ Lum Kan Fai	Vice Chairman of the Board	March 17, 2026
Lum Kan Fai

