Form 10-Q
period 2026-03-31
Hapi Metaverse Inc.
filed 2026-05-11
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 8, 2026, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this report.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418,841	$497,189
Accrued interest receivable - related party	278,869	255,000
Loan due from related party	92,376	121,199
Prepaid expenses and other current assets	55,062	60,052
TOTAL CURRENT ASSETS	845,148	933,440

Property and equipment, net	34,559	31,192
Other non-current assets	44,269	44,847
Promissory note receivable – related party	64,752	65,204
Investment in securities at fair value – related party	28,787	28,861
Convertible promissory note receivable – related party	522,874	489,418
TOTAL ASSETS	$1,540,389	$1,592,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$72,508	90,055
Amount due to related parties	466,150	426,234
Convertible promissory note payable – related party	1,400,000	1,400,000
Promissory note payable – related party	1,000,000	1,000,000
Operating lease liabilities – current	195,798	203,824
TOTAL CURRENT LIABILITIES	3,134,456	3,120,113

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	137,402	183,757
TOTAL NON-CURRENT LIABILITIES:	137,402	183,757

TOTAL LIABILITIES	$3,271,858	$3,303,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of March 31, 2026 and December 31, 2025	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of March 31, 2026 and December 31, 2025	50,761	50,761
Additional paid-in capital	20,725,729	20,563,247
Accumulated other comprehensive loss	(806,809)	(870,140)
Accumulated deficit	(21,701,150)	(21,454,776)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(1,731,469)	(1,710,908)
NON-CONTROLLING INTERESTS	-	-
TOTAL STOCKHOLDERS’ DEFICIT	$(1,731,469)	$(1,710,908)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,540,389	$1,592,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31
	2026	2025
Revenues:
Food & Beverage	$60,902	$55,274
eCommerce	-	27
Total of Revenue	$60,902	$55,301

Cost of revenues
Food & Beverage – Depreciation	$-	$(5,479)
Food & Beverage – Cost of revenues	(21,804)	(21,631)
eCommerce - Cost of revenues	(117)	(31)
Total Cost of revenues	$(21,921)	$(27,141)

Gross profit	$38,981	$28,160

Operating expenses:
Depreciation	$(1,358)	$(4,602)
General and administrative	(264,726)	(335,289)
Total Operating expenses	$(266,084)	$(339,891)

Loss from operations	$(227,103)	$(311,731)

Other income (expense):
Interest income – related party	$24,828	$25,240
Interest income	146	-
Other income	38	284
Interest expense – related party	(39,945)	(39,945)
Foreign exchange (loss) gain	(37,721)	39,077
Unrealized gain (loss) on Securities Investment – related party	33,383	(1,256,389)
Total Other expense	$(19,271)	$(1,231,733)

Loss before taxes	$(246,374)	$(1,543,464)
Provision for income taxes	-	-
Net loss	$(246,374)	$(1,543,464)
Less: Net loss attributable to non-controlling interests	-	-
Net loss attributable to common shareholders	$(246,374)	$(1,543,464)

Net loss	$(246,374)	$(1,543,464)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$63,331	$(52,333)
Total Other comprehensive loss, net of tax:	$(183,043)	$(1,595,797)

Less Comprehensive loss attributable to non-controlling interests	$-	$-
Total Comprehensive loss attributable to common stockholders	$(183,043)	$(1,595,797)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$0.00	$0.00

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Three Months Ended March 31, 2026
	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2025	507,610,326	$50,761	$20,563,247	$(870,140)	$(21,454,776)	$(1,710,908)	$-	$(1,710,908)
Related party liabilities transferred to equity	-	-	162,482			162,482	-	162,482

Net loss for the period	-	-	-	-	(346,374)	(246,374)	-	(246,374)
Foreign currency translation adjustment	-	-	-	63,331	-	63,331	-	63,331

Balance March 31, 2026	507,610,326	$50,761	$20,725,729	$(806,809)	$(21,701,150)	$(1,731,469)	$-	$(1,731,469)

	Three Months Ended March 31, 2025
	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)
Acquisition of a subsidiary	-	-	-	635	(4,938)	(4,303)	4,303	-
Net loss for the period	-	-	-	-	(1,543,464)	(1,543,464)	-	(1,543,464)
Foreign currency translation adjustment	-	-	-	(52,333)	-	(52,333)	-	(52,333)

Balance March 31, 2025	507,610,326	$50,761	$11,426,328	$(598,390)	$(19,432,951)	$(8,554,252)	$-	$(8,554,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(246,374)	$(1,543,464)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	1,358	10,081
Non-cash lease expenses	2,675	51,181
Foreign exchange loss / (gain)	37,721	(39,077)
Unrealized loss on securities investment – related party	(33,383)	1,256,389

Change in operating assets and liabilities:
Prepaid expenses and other current assets	14,781	26,623
Accrued interest receivable - related party	(23,869)	(23,868)
Other non-current assets	(9,213)	(3,343)
Accounts payable, other payable and accrued expenses	(17,546)	(30,772)
Accounts payable, other payable and accrued expenses - related parties	10,658	-
Operating lease liabilities	(57,056)	(53,945)
Net cash used in operating activities	$(320,248)	$(350,195)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,939)	$(47,991)
Net cash used in investing activities	$(4,939)	$(47,991)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	$183,508	$618,469
Net cash provided by financing activities	$183,508	$618,469

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(141,679)	$220,283
Effects of foreign exchange rates on cash and cash equivalents	63,331	(120,131)

CASH AND CASH EQUIVALENTS at the beginning of period	497,189	428,660
CASH AND CASH EQUIVALENTS at the end of period	$418,841	$528,812

Supplemental schedule of non-cash investing and financing activities
Non-cash paid interest expenses	$39,945	$-
Transfer of due to related parties to equity	$162,482	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc., formerly GigWorld Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company has been in the Food and Beverage (“F&B”) business since 2022. The Company is planning on expanding serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim periods or for any other future years. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 filed on March 17, 2026.

Liquidity and Capital Resources

In the three months ended March 31, 2026, we incurred net loss of $246,374, negative working capital of $2,289,308 and $320,248 of net cash used in operating activities.

Current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management expects improvement in the Food and Beverage business and anticipates that ongoing financial support from Alset Inc. will provide sufficient liquidity to meet the Company’s obligations for the foreseeable future, thereby alleviating such doubt. The Company has obtained a letter of financial support from Alset Inc., the Company’s direct corporate parent. Alset Inc. is committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not contain any adjustments that might be required should the Company be unable to continue as a going concern.

Basis of consolidation

The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets, valuation of goodwill, and the fair value estimate for the Company’s warrants and convertible notes receivable with a related party.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash balances denominated in currencies other than the U.S. dollar. As of March 31, 2026, the Company’s cash included amounts equivalent to $299,451, $30,473, $15,509, and $16,460, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date. As of December 31, 2025, the Company’s cash included amounts equivalent to $419,118, $61,786, $15,498, and $14,764, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date.

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

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740. The Company has recorded a full valuation allowance against all deferred tax assets as of March 31, 2026 and 2025.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incurred any interest and penalties related to potential underpaid income tax expenses for the years ended March 31, 2026 or 2025.

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

For the three months ended March 31, 2026, the Company recorded foreign currency translation adjustment of $63,331 in the consolidated financial statements. For the three months ended March 31, 2025 the Company recorded foreign currency translation adjustment of $52,333 in the consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This update enhances the clarity and organization of interim reporting and the applicability of Topic 270. It also clarifies the required form and content of interim financial statements, including requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the update either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll	$17,962	$41,621
Accrued professional fees	19,477	11,218
Other account payable and accrued expenses	35,069	37,216
Total	$72,508	$90,055

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Cost
Leasehold improvement	$118,334	$119,914
Computer equipment	82,046	77,582
Furniture & Fittings	3,174	3,133
Motor Vehicle	32,031	32,255
Total cost	$235,585	$232,884

Less: accumulated depreciation #
Leasehold improvement	$33,113	$33,603
Computer equipment	30,236	29,861
Furniture & Fittings	892	880
Motor Vehicle	2,669	1,882
Total accumulated depreciation	$66,910	$66,226

Less: impairment ##
Leasehold improvement	$86,033	$86,033
Computer equipment	46,510	46,510
Furniture & Fittings	2,199	2,199
Total impairment##	$134,742	$134,742
Less: Foreign currency translation adjustment	$(626)	$724

Net value at the end of period
Leasehold improvement	$-	$-
Computer equipment	5,197	819
Furniture & Fittings	-	-
Motor Vehicle	29,361	30,373
Total Net	$34,559	$31,192

#	–Total of depreciation expenses charged for the three months ended March 31, 2026 and 2025 were $1,358 and $10,081, respectively, of which $0 and $5,478 were booked under cost of revenue for the three months ended March 31, 2026 and 2025, respectively, and $1,358 and $4,602 were booked under general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.

##	As of December 31, 2025, the Company recorded impairment on property and equipment of $134,742 under operating expenses. Management evaluated the operational results and identified that the Company’s F&B business has continued to incur losses and is not expected to generate profits in the foreseeable future. As significant portion of those assets are associated with Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) in the PRC and Hapi Café Co., Ltd. (“HCTW”) in Taiwan, management has fully impaired the property and equipment of $134,742 for those locations during the year ended December 31, 2025. For the remaining immaterial property and equipment of other locations, management evaluated them to make profits in the future, and would continue to assess potential impairment to them.

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

On March 31, 2026 and December 31, 2025, the Company owned 21,120,795 shares of VEII’s outstanding common stock, which represent 45.69% of share capital of VEII and 36,723,160 warrants with an exercise price of $0.1770 per share. As the Company only owns 45.69% of VEII as voting interest, the Company does not need to consolidate VEII in the financial statements.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2026
Asset
Investment Securities – Fair Value	$-	$10,560	$-	$10,560
Warrants – VEII	-	18,227	-	18,227

Total Investment in securities at Fair Value-related party	$-	$28,787	$-	$28,787

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Asset
Investment Securities – Fair Value	$-	$10,560	$-	$10,560
Warrants – VEII	-	18,301	-	18,301

Total Investment in securities at Fair Value-related party	$-	$28,861	$-	$28,861

Unrealized loss on securities investment at fair value-related party was $74 and $1,256,389 in the three months ended March 31, 2026 and 2025, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions. As of March 31, 2026 and December 31, 2025, the fair value of the warrants was $18,227 and $18,301, respectively. The Company did not exercise any warrants during the three months ended March 31, 2026 and the year ended December 31, 2025. We value VEII warrants under level 2 category through a Black-Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of March 31, 2026, and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2026	December 31, 2025

Stock price	$0.0005	$0.0005
Exercise price	$0.1770	$0.1770
Risk free interest rate	6.75%	6.75%
Annualized volatility	441.33%	446.80%
Dividend Yield	$0.00	$0.00

Year to maturity	2.44	2.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Due to Alset Inc.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The original total amount due to AEI was $2,173,653, majority of which has been forgiven and treated as capital contribution in additional paid -in-capital (“APIC”), resulted in a balance of $347,353 as of March 31, 2026.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The original total amount due to AIL was $2,621,334, majority of which has been forgiven and treated as capital contribution in APIC, resulted in a balance of $114,658 as of March 31, 2026.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents short-term working capital advances for the Company to finance its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. During the year ended March 31, 2026, ABD advanced additional $60,614 to the Company. The total cumulative advanced amount of $4,157,932 has been forgiven and treated as capital contribution in APIC, resulting in zero balance as of March 31, 2026.

Due to Hapi Robot Inc.

Hapi Robot Inc. (“HRI”) is incorporated in the United States of America, and is a fellow subsidiary of Alset Inc. The amount due from HRI represents payable to the Company for the investment in 40% ownership of HRI. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HRI is non-interest bearing. Since the amount due to HRI is due upon request, it is classified as a current liability. The original total amount due to HRI was $4, all of which has been forgiven and treated as capital contribution in APIC, resulting in zero balance as of March 31, 2026.

Due to Alset Global Pte. Limited.

Alset Global Pte. Limited (“AGPL”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from AGPL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AGPL is non-interest bearing. Since the amount due to AGPL is due upon request, it is classified as a current liability. The original total amount due to AGPL was $50,568, all of which has been forgiven and treated as capital contribution in APIC, resulting in zero balance as of March 31, 2026.

Due to Global eHealth Limited.

Global eHealth Limited (“GHL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from GHL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to GHL is non-interest bearing. Since the amount due to GHL is due upon request, it is classified as a current liability. The original total amount due to GHL was $130,864, all of which has been forgiven and treated as capital contribution in APIC, resulting in zero balance as of March 31, 2026.

Due to HWH International Inc.

HWH International Inc. (“HWH”) is incorporated in the United States of America, and is a fellow subsidiary of Alset Inc. The amount due to HWH as of March 31, 2026 represents short-term working capital advances to the Company to finance its daily operations, including $855 borrowed from HWH, $640,915 from Health Wealth Happiness Pte. Ltd, a subsidiary of HWH and ($1,949)   from Hapi Wealth Builder Ltd., a subsidiary of HWH. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HWH is non-interest bearing. Since the amount due to HWH is due upon request, it is classified as a current liability. The original total amount due to HWH was $639,821, all of which has been forgiven and treated as capital contribution in APIC, resulting in zero balance as of March 31, 2026.

Due from LiquidValue Development Limited.

LiquidValue Development Limited (“LVDL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from LVDL represents short-term working capital advances from the Company for LVDL daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due from LVDL is non-interest bearing. Since the amount due from LVDL is due upon request, it is classified as a current liability. The original total amount due to LVDL was $12,764, all of which has been forgiven and treated as capital contribution in APIC, resulting in zero balance as of March 31, 2026.

Convertible Promissory Notes with VEII

CN #1

On January 27, 2023, the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (“CN #1”) with Value Exchange International, Inc., a Nevada corporation. CN #1 provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under CN #1 at 8%. The principal amount of any advance of money under CN #1 (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed conversion price for the conversion option until Hapi Metaverse gives notice of conversion to convert the Loan Amount into shares of VEII common stock. The maturity date was extended to February 23, 2029 in March 2026.

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

As of March 31, 2026, $100,000 credit was advanced, and interest income of $1,973   and $1,973 are included in interest income for the three months ended March 31, 2026 and 2025, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc. entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company has borrowed $1,400,000 (the “AEI Loan Amount”) from AEI in exchange for a Convertible Promissory Note (the “AIL Note”). The term of the AEI Note is three years and will mature on February 23, 2031 with simple interest at a rate of 8% percent per annum. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. AEI may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to AEI early and without penalty. As of March 31, 2026, $1,400,000 remains unpaid, and interest expenses of $27,616   and $27,616 are included in interest expenses for the three months ended March 31, 2026 and 2025, respectively. The AEI Loan Amount was used by the Company to fulfill the CN #1 between the Company and VEII.

CN #2

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“CN #2”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. CN #2 was amended pursuant to an agreement dated December 19, 2023. Under CN #2, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years and will mature on December 14, 2026, with 8% interest per annum. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of March 31, 2026, $1,000,000 credit was advanced, and interest income of $19,726   and $19,726 is included in interest income for the three ended March 31, 2026 and 2025, respectively. The Company has subsequently confirmed with VEII the intent to extend the loan, with final terms to be formalized prior to the original maturity.

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

As of March 31, 2026, $1,000,000 remains unpaid, and interest expenses of $12,329   and $12,329 are included in interest expenses for the three months ended March 31, 2026 and 2025, respectively. The Company used the AIL Loan Amount to fulfill the CN#2.

CN #3

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“CN #3”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under CN #3 accrue simple interest at 8% per annum. Each Advance under CN #3 and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII common stock; or (3) be repaid in a combination of cash and shares of VEII common stock. The principal amount of each advance under CN #3 shall be due and payable on the third (3rd) annual anniversary of the date that the advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any advance shall be paid on the last business day of June and on the last business day of December of each year in which the advance is outstanding and not converted into shares of VEII common stock. Company may prepay any advance under CN #3 and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the loan amount. As of March 31, 2026, $110,000 credit was advanced, and interest income of $2,170   and $2,170 is included in interest income for the three months ended March 31, 2026 and 2025, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Convertible promissory note receivable - related party measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2026
Assets
Convertible loans receivable – VEII	$-	$522,874	$-	$522,874

Total convertible promissory note receivable - related party at Fair Value	$-	$522,874	$-	$522,874

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Convertible loans receivable – VEII	$-	$489,418	$-	$489,418

Total convertible promissory note receivable - related party at Fair Value	$-	$489,418	$-	$489,418

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

CN#	1	2	3
Valuation date	March 31, 2026	March 31, 2026	March 31, 2026
Risk-free interest rate	3.813%	3.675%	3.695%
Expected life	2.90 year	0.71 year	1.29 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	241.272%	241.272%	241.272%
Expected dividend yield	0%	0%	0%

Fair value	$19,699	$402,826	$100,349

CN#	1	2	3
Valuation date	December 31, 2025	December 31, 2025	December 31, 2025
Risk-free interest rate	3.598%	3.608%	3.472%
Expected life	0.12 year	0.95 year	1.54 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	245.887%	245.887%	245.887%
Expected dividend yield	0%	0%	0%

Fair value	$10,860	$377,925	$100,633

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

	December 31, 2025	Additions	Unrealized Gain	March 31, 2026
Convertible notes receivable, related party	$489,418	$-	$33,456	$522,874
Total	$489,418	$-	$33,456	$522,874

	December 31, 2024	Additions	Unrealized Loss	March 31, 2025
Convertible notes receivable, related party	$569,630	$-	$(51,548)	$518,082
Total	$569,630	$-	$(51,548)	$518,082

During the three months ended March 31, 2026 and 2025, the Company measured the fair value of convertible notes receivable with VEII and the balance increased from $489,418 to $522,874 and decreased from $569,630 to $518,082, respectively. The total $33,456 revaluated gain amount and $51,548 revaluated loss amount was booked in unrealized gain (loss) on securities investment – related party in the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, VEIHK owed the Company a total of $92,376, of which recorded in amount due from related party in the financial statements. As of December 31, 2025, VEIHK owed the Company a total of $121,199, of which recorded in amount due from related party in the financial statements.

Due from Hapi Travel Holding Pte. Ltd.

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into with HTHPL, in exchange for a promissory note in amount of $82,635, which bears an 6% interest rate and has a scheduled maturity two years from the date of the promissory note. Interest income of $958 and $1,220 is included in interest income for the three months ended March 31, 2026 and 2025, respectively. There were $64,752 and $65,204 included in promissory note receivable for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale to a related party.

Note 7. LEASES

The Company has operating leases for its F&B stores and warehouse in Hong Kong. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.87 years, with a weighted-average discount rate of 3.08%.

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

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $5,594 and $4,018 which was included in general and administrative expenses in the statements of operations for the three months ended March 31, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $53,736 and $50,308 for the three months ended March 31, 2026 and 2025, respectively. Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2026	December 31, 2025

Right-of-use assets	$-	$-

Lease liabilities - current	195,798	203,824
Lease liabilities - non-current	137,402	183,757
Total lease liabilities	$333,200	$387,581

As of March 31, 2026, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending March 31, 2027	$203,426
12 months ending March 31, 2028	105,115
12 months ending March 31, 2029	32,859
12 months ending March 31, 2030	2,749
Total undiscounted lease payments	344,149
Less: Imputed interest	(10,949)
Present value of lease liabilities	$333,200
Operating lease liabilities - current	195,798
Operating lease liabilities - non-current	$137,402

Note 8. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through May 8, 2026, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

On May 6, 2026, HWH International Inc. entered into a Termination Agreement with Alset Inc., mutually agreeing to not proceed with the planned closing of the acquisition of Hapi Metaverse Inc.

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

The Company has relied on AIL, our former majority stockholder, and Alset Inc., our current majority stockholder, as its principal source of funding. AIL, and later, our current indirect corporate parent, Alset Inc., has advised us not to depend solely on them for financing. We have increased our efforts to raise additional capital through equity or debt financings from other sources. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing would likely be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

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

In 2025 and the first quarter of 2026, we achieved the following key milestones:

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

Our Business Model and User Monetization Plan

We plan to generate revenue through the following:

●	IT services for the retail business sector; and
●	robotics and artificial intelligence applications.

Our Competitiveness in the Businesses in Which we Operate

With the focus on being a service provider, our competitiveness is strengthened by:

●	refinement of the methodology for project management and development through continuous improvement through project engagement;
●	continuous new technological development such as blockchain enabled services, metaverse and artificial intelligence; and
●	operating within effective overhead to reduce operational risk.

Our Challenges

Our ability to execute our growth strategies is subject to risks and uncertainties, including those relating to our ability to:

●	raise additional funding for the continuous development of our technology and projects and to pursue our business strategy;
●	maintain the trusted status of our ecosystem;
●	grow our user base, enhance user engagement and create value services for communities and enterprises;
●	market and profit from our service offerings, monetize our user base and achieve profitability;
●	keep up with technological developments and evolving user expectations;
●	effectively manage our growth and control our costs and expenses;
●	address privacy and security concerns relating to our services and the use of user information;
●	identify a management team with owner mentality and proven track record; and
●	adapt to changing market behavior for those using competitive platforms.

Please see “Risk Factors” and other information included in this report for a detailed discussion on the above and other challenges and risks.

Our Key Competitive Strengths

We believe building the following will provide us with some key competitive strengths:

●	understanding of local market needs - establishing brand presence for local enterprises and communities based on the implementation know how for the early adopters; and
●	lean organizational structure to effectively adapt to the growth and contraction of our operations based on market and sales pipelines.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending March 31, 2026 and 2025

Revenue

Revenue generated primarily by the food and beverage business, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $60,902 and $55,274, for the three months ended March 31, 2026, and 2025, respectively. Revenue generated from the e-commerce business, HAIL, was $0 and $27 for the three months ended March 31, 2026 and 2025, respectively. Total revenues were $60,902 and $55,301, respectively, for the three months ended March 31, 2026 and 2025.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $21,921 and $27,110 for the three months ended March 31, 2026 and 2025, respectively, of which $0 and $5,479 was depreciation for computer equipment and leasehold improvement, respectively, The cost of e-commerce business was $117 and $31 for the three months ended March 31, 2026 and 2025, respectively. Total cost of revenue for the three months ended March 31, 2026 and 2025 was $21,921 and $27,141, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended March 31, 2026 and 2025 were $266,084 and $339,891, respectively, of which $1,358 and $4,602 were depreciation expenses and $1,835 and $2,149 were rent expenses, respectively. The decrease was mainly due to the zero amortization of right-of-use assets after fully impaired in 2025.

Other (Expense) Income

Total other expenses for the three months ended March 31, 2026 and 2025 was ($19,271) and ($1,231,733), respectively, of which $24,974 and $25,240 was interest income, $33,383 and ($1,256,389) was unrealized gain (loss) on securities investment-related party, $38 and $284 was other income, ($39,945) and ($39,945) was interest expenses, and ($37,721) and $39,077 of foreign exchange (loss) /gain, respectively. The decrease of other expenses was mainly due to $1,289,772 fair value loss of VEII shares and warrants decreased during the period.

Other Comprehensive Loss from translation

For the three months ended March 31, 2026 and 2025, the Company recorded other comprehensive loss from a translation of $63,331 and $52,333 in the consolidated financial statements, respectively.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $418,841, compared to $497,189 as of December 31, 2025.

In the three months ended March 31, 2026, we incurred net loss of $246,374, negative working capital of $2,289,308, and $320,248 net cash used in operating activities.

The Company is expecting the Food and Beverage business to improve, while the current conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, this doubt is alleviated by expected cash flow from ongoing financial support from Alset Inc., which management believes will be sufficient to meet the Company’s obligations for the foreseeable future. The Company has obtained a letter of financial support from Alset Inc., the Company’s direct corporate parent. Alset Inc. committed to provide any additional funding required by the Company for the next twelve months from the filing of this Form 10-Q.

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

The Company began generating revenue from the F&B business by providing quality catering services in Hong Kong since October 2022; which was terminated in 2024, in the People’s Republic of China (“PRC”) since January 2023, and in Taiwan since April 2024.

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

As of March 31, 2026, the Company received $157,872   from Alset Inc. and its’ subsidiaries, which included in the amount $183,508 referred to “Advance from related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $127,826 was transferred to its Hong Kong subsidiaries for their daily operations $127,826 to Hotapp International Limited. Throughout the period of 2026, $73,310 from HCHK were transferred to HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and for the daily operations of HCCN and HCDG. A total of $18,669 in foreign exchange loss was generated during the period of 2026. For details, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025” set forth in this Quarterly Report.

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

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. HCDG) is the subsidiary of HCCN that conducts operations in the PRC. This company was established as a domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended March 31, 2026 or 2025, respectively.

Investment in Securities – related party

The Company entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation on April 8, 2021 and October 17, 2022 respectively.

On January 27, 2023, , the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (“CN #1”) with Value Exchange International, Inc., a Nevada corporation. CN #1 provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under CN #1 at 8%. The principal amount of any advance of money under CN #1 (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of VEII common stock in lieu of cash payment.

VEII must request Advances from the Lenders. Either Lender may elect to separately, fully fund the Advance, or both Lenders may jointly elect to fund the Advance based on Lenders’ agreement on the portion of the Advance to be funded by each Lender. Lenders may severally or jointly reject any request for an Advance and neither Lender has an obligation to fund any Advance under CN #1. Accordingly, the Company will determine how much to loan to VEII pursuant to the Credit Agreement.

CN #1 grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII common stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price” (as defined below). The Conversion Price for a Conversion shall be the average closing price of the VEII common stock for the three (3) consecutive trading days prior to date of the Notice of Conversion. The Lenders shall also have certain conversion rights upon a change of control of VEII, or a breach of the Credit Agreement by VEII.

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

On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII common stock. The maturity date was extended to February 23, 2029 in March 2026.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“CN #2”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. CN #2 was amended pursuant to an agreement dated December 19, 2023. Under CN #2, as amended, this amount can be converted into shares of VEII pursuant to the terms of CN #2 for a period of three years. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. The Company has subsequently confirmed with VEII the intent to extend the loan, with final terms to be formalized prior to the original maturity.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 45.69%) of VEII, which are recorded at fair value of $10,560 and $10,560 at March 31, 2026 and December 31, 2025, respectively. $0 and $1,256,389 in unrealized loss was recognized during the three months ended March 31, 2026 and 2025, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAPI METAVERSE INC.

Date: May 8, 2026	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

