Form 10-Q
period 2026-06-30
Hapi Metaverse Inc.
filed 2026-08-07
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 7, 2026, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$641,309	$497,189
Accrued interest receivable - related party	303,003	255,000
Loan due from related party	71,594	121,199
Prepaid expenses and other current assets	45,884	60,052
TOTAL CURRENT ASSETS	1,061,790	933,440

Property and equipment, net	33,245	31,192
Other non-current assets	44,602	44,847
Promissory note receivable – related party	64,688	65,204
Investment in securities at fair value – related party	-	28,861
Convertible promissory note receivable – related party	516,098	489,418
TOTAL ASSETS	$1,720,423	$1,592,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$55,711	90,055
Amount due to related parties	506,535	426,234
Convertible promissory note payable – related party - current	-	1,400,000
Promissory note payable – related party	1,000,000	1,000,000
Operating lease liabilities – current	181,249	203,824
TOTAL CURRENT LIABILITIES	1,743,495	3,120,113

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	100,292	183,757
Convertible promissory note payable – related party – non-current	1,400,000	-
TOTAL NON-CURRENT LIABILITIES:	1,500,292	183,757

TOTAL LIABILITIES	$3,243,787	$3,303,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of June 30, 2026 and December 31, 2025	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of June 30, 2026 and December 31, 2025	50,761	50,761
Additional paid-in capital	21,167,272	20,563,247
Accumulated other comprehensive loss	(797,843)	(870,140)
Accumulated deficit	(21,943,554)	(21,454,776)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(1,523,364)	(1,710,908)
NON-CONTROLLING INTERESTS	-	-
TOTAL STOCKHOLDERS’ DEFICIT	$(1,523,364)	$(1,710,908)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,720,423	$1,592,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues:
Food & Beverage	$68,246	$72,415	$129,148	$127,689
eCommerce	17	114	17	141
Total of Revenue	$68,263	$72,529	$129,165	$127,830

Cost of revenues
Food & Beverage – Depreciation	$-	$(7,237)	$-	$(12,716)
Food & Beverage – Cost of revenues	(87,452)	(96,319)	(173,869)	(194,204)
eCommerce - Cost of revenues	(15)	(108)	(132)	(139)
Total Cost of revenues	$(87,467)	$(103,664)	$(174,001)	$(207,059)

Gross profit	$(19,204)	$(31,135)	$(44,836)	$(79,229)

Operating expenses:
Depreciation	$(1,362)	$(4,790)	$(2,720)	$(9,392)
General and administrative	(184,791)	(257,159)	(384,904)	(516,194)
Total Operating expenses	$(186,153)	$(261,949)	$(387,624)	$(525,586)

Loss from operations	(205,357)	(293,084)	(432,460)	(604,815)

Other income (expense):
Interest income – related party	$25,335	$25,635	$49,930	$50,875
Interest income	-	-	379	-
Other income	11,299	1,576	11,337	1,860
Interest expense – related party	(40,389)	(40,389)	(80,334)	(80,334)
Foreign exchange gain (loss)	2,272	339,060	(35,449)	378,137
Unrealized (loss) gain on Securities Investment – related party	(35,564)	341,589	(2,181)	(914,800)
Total Other (expense) income	$(37,047)	$667,471	$(56,318)	$(564,262)

(Loss) income before taxes	$(242,404)	$374,387	$(488,778)	$(1,169,077)
Provision for income taxes	-	-	-	-
Net (loss) income	$(242,404)	$374,387	$(488,778)	$(1,169,077)
Less: Net loss attributable to non-controlling interests	-	-	-	-
Net (loss) income attributable to common shareholders	$(242,404)	$374,387	$(488,778)	$(1,169,077)

Net (loss) income	$(242,404)	$374,387	$(488,778)	$(1,169,077)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$8,966	$(356,639)	$72,297	$(408,337)
Total Other comprehensive (loss) income, net of tax:	$(233,438)	$17,748	$(416,481)	$(1,577,414)

Less Comprehensive loss attributable to non-controlling interests	$-	$-	$-	$-
Total Comprehensive (loss) income attributable to common stockholders	$(233,438)	$17,748	$(416,481)	$(1,577,414)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326	507,610,326	507,610,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Three and Six Months Ended June 30, 2026
	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2025	507,610,326	$50,761	$20,563,247	$(870,140)	$(21,454,776)	$(1,710,908)	$-	$(1,710,908)

Related party liabilities transferred to equity	-	-	162,482	-	-	162,482	-	162,482
Net loss for the period	-	-	-	-	(246,374)	(246,374)	-	(246,374)
Foreign currency translation adjustment	-	-	-	63,331	-	63,331	-	63,331

Balance March 31, 2026	507,610,326	$50,761	$20,725,729	$(806,809)	$(21,701,150)	$(1,731,469)	$-	$(1,731,469)

Related party liabilities transferred to equity	-	-	441,543	-	-	441,543	-	441,543
Net loss for the period	-	-	-	-	(242,404)	(242,404)	-	(242,404)
Foreign currency translation adjustment	-	-	-	8,966	-	8,966	-	8,966

Balance June 30, 2026	507,610,326	$50,761	$21,167,272	$(797,843)	$(21,943,554)	$(1,523,364)	$-	$(1,523,364)

	Three and Six Months Ended June 30, 2025
	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)

Acquisition of a subsidiary	-	-	-	635	(4,938)	(4,303)	4,303	-
Net loss for the period	-	-	-	-	(1,543,464)	(1,543,464)	-	(1,543,464)
Foreign currency translation adjustment	-	-	-	(52,333)	-	(52,333)	-	(52,333)

Balance March 31, 2025	507,610,326	$50,761	$11,426,328	$(598,390)	$(19,432,951)	$(8,554,252)	$-	$(8,554,252)

Related party liabilities transfer to equity	-	-	8,415,131	-	-	8,415,131	-	8,415,131
Acquisition of a subsidiary	-	-	-	(4,938)	4,938	-	-	-
Net income for the period	-	-	-	-	374,387	374,387	-	374,387
Foreign currency translation adjustment	-	-	-	(351,701)	-	(351,701)	-	(351,701)

Balance June 30, 2025	507,610,326	$50,761	$19,841,459	$(955,029)	$(19,053,626)	$(116,435)	$-	$(116,435)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(488,778)	$(1,169,077)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	2,720	22,108
Non-cash lease expenses	4,940	104,800
Foreign exchange loss / (gain)	35,449	(378,137)
Unrealized loss on securities investment – related party	2,181	914,800

Change in operating assets and liabilities:
Prepaid expenses and other current assets	14,168	9,724
Accrued interest receivable - related party	(48,003)	(48,002)
Other non-current assets	245	(3,343)
Accounts payable, other payable and accrued expenses	(34,572)	(33,369)
Accounts payable, other payable and accrued expenses - related parties	51,584	-
Operating lease liabilities	(110,980)	(103,481)
Net cash used in operating activities	$(571,046)	$(683,977)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,022)	$(89,801)
Net cash used in investing activities	$(5,022)	$(89,801)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	$647,891	$1,251,112
Net cash provided by financing activities	$647,891	$1,251,112

NET INCREASE IN CASH AND CASH EQUIVALENTS	$71,823	$477,334
Effects of foreign exchange rates on cash and cash equivalents	72,297	(474,644)

CASH AND CASH EQUIVALENTS at the beginning of period	497,189	428,660
CASH AND CASH EQUIVALENTS at the end of period	$641,309	$431,350

Supplemental schedule of non-cash investing and financing activities
Non-cash paid interest expenses	$80,334	$80,334
Transfer of due to related parties to equity	$604,025	$8,415,131

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

Liquidity and Capital Resources

In the three months ended June 30, 2026, we incurred net loss of $242,404 and had a negative working capital of $681,705. In the six months ended June 30, 2026, we incurred net loss of $488,778 and $571,046 of net cash was used in operating activities.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the condensed consolidated financial statements for the six months ended June 30, 2026, the Company identified that payroll and related employee benefit costs of personnel who directly support the business of the F&B operation had been classified within general and administrative (“G&A”) expenses rather than within cost of revenue in prior periods. Under U.S. generally accepted accounting principles, these costs are properly presented within cost of revenue to align with the functional activities of the personnel involved. Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2026, reflect the appropriate classification, and the prior period comparative amounts have been revised to conform to the current-period presentation.

The Company evaluated this misclassification, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin No. 99 and SAB No. 108 and concluded that it was not material to the previously issued financial statements. Accordingly, the Company has revised the prior period comparative amounts presented herein to correct the classification. As a result of the revision, cost of revenue increased by $129,524 and $150,349, and general and administrative expenses decreased by the same amounts, for the three and six months ended June 30, 2025, respectively, resulting in a corresponding decrease in gross profit; there was no effect on previously reported total revenues, loss from operations, net income (loss), total assets, total liabilities, stockholders’ equity, or net cash flows from operating, investing, or financing activities.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash balances denominated in currencies other than the U.S. dollar. As of June 30, 2026, the Company’s cash included amounts equivalent to $378,302, $30,393, $56,192, and $20,134, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date. As of December 31, 2025, the Company’s cash included amounts equivalent to $419,118, $61,786, $15,498, and $14,764, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date.

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

The Company began generating revenue from the food and beverage business by providing quality catering services in the People’s Republic of China (“PRC”) since January 2023 and in the Republic of China (“Taiwan”) since April 2024. The Company acts as the principal in these arrangements because it controls the goods and services before they are transferred to customers. Accordingly, revenue is recognized on a gross basis at a point in time, when the Company provides the product to the customer.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740. The Company has recorded a full valuation allowance against all deferred tax assets as of June 30, 2026 and 2025.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incurred any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2026 or 2025.

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

For the three and six months ended June 30, 2026, the Company recorded foreign currency translation adjustment of $8,966 and $72,297 in the consolidated financial statements, respectively. For the three and six months ended June 30, 2025 the Company recorded foreign currency translation adjustment of ($356,639) and ($408,337) in the consolidated financial statements.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll	$19,518	$41,621
Accrued professional fees	9,791	11,218
Other account payable and accrued expenses	26,402	37,216
Total	$55,711	$90,055

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Cost
Leasehold improvement	$119,211	$119,914
Computer equipment	82,823	77,582
Furniture & Fittings	3,227	3,133
Motor Vehicle	31,999	32,255
Total cost	$237,262	$232,884

Less: accumulated depreciation #
Leasehold improvement	$33,341	$33,603
Computer equipment	31,033	29,861
Furniture & Fittings	907	880
Motor Vehicle	3,467	1,882
Total accumulated depreciation	$68,747	$66,226

Less: impairment ##
Leasehold improvement	$86,033	$86,033
Computer equipment	46,510	46,510
Furniture & Fittings	2,199	2,199
Total impairment##	$134,742	$134,742
Less: Foreign currency translation adjustment	$528	$724

Net value at the end of period
Leasehold improvement	$-	$-
Computer equipment	4,712	819
Furniture & Fittings	-	-
Motor Vehicle	28,533	30,373
Total Net	$33,245	$31,192

#

–Total of depreciation expenses charged for the three months ended June 30, 2026 and 2025 were $1,362 and $12,027, respectively, of which $0 and $7,237 were booked under cost of revenue for the three months ended June 30, 2026 and 2025, respectively, and $1,362 and $4,790 were booked under general and administrative expenses for the three months ended June 30, 2026 and 2025, respectively.

–Total of depreciation expenses charged for the six months ended June 30, 2026 and 2025 were $2,720 and $22,108, respectively, of which $0 and $12,716 were booked under cost of revenue for the six months ended June 30, 2026 and 2025, respectively, and $2,720 and $9,392 were booked under general and administrative expenses for the six months ended June 30, 2026 and 2025, respectively.

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

On June 30, 2026 and December 31, 2025, the Company owned 21,120,795 shares of VEII’s outstanding common stock, which represent 45.69% of share capital of VEII and 36,723,160 warrants with an exercise price of $0.1770 per share. As the Company only owns 45.69% of VEII as voting interest, the Company does not need to consolidate VEII in the financial statements.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Asset
Investment Securities – Fair Value	$-	$10,560	$-	$10,560
Warrants – VEII	-	18,301	-	18,301

Total Investment in securities at Fair Value-related party	$-	$28,861	$-	$28,861

Unrealized (loss) gain for the period ended March 31, 2026
Investment Securities – Fair Value	$-	$-	$-	$-
Warrants – VEII	-	(74)	-	(74)

Total unrealized (loss) gain for the period ended March 31, 2026	$-	$(74)	$-	$(74)

Unrealized (loss) gain for the period ended June 30, 2026
Investment Securities – Fair Value	$-	$(10,560)	$-	$(10,560)
Warrants – VEII	-	(18,227)	-	(18,227)

Total unrealized (loss) gain for the period ended June 30, 2026	$-	$(28,787)	$-	$(28,787)

June 30, 2026
Asset
Investment Securities – Fair Value	$-	$-	$-	$-
Warrants – VEII	-	-	-	-

Total Investment in securities at Fair Value-related party	$-	$-	$-	$-

Unrealized loss on securities investment at fair value-related party was $35,564 and unrealized gain on securities investment at fair value-related party was $341,589 in the three months ended June 30, 2026 and 2025, respectively. These losses were recorded directly to net loss.

Unrealized loss on securities investment at fair value-related party was $2,181 and $914,800 in the six months ended June 30, 2026 and 2025, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions. As of June 30, 2026 and December 31, 2025, the fair value of the warrants was $0 and $18,301, respectively. The Company did not exercise any warrants during the six months ended June 30, 2026 and the year ended December 31, 2025. We value VEII warrants under level 2 category through a Black-Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of June 30, 2026, and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2026	December 31, 2025

Stock price	$0.0000	$0.0005
Exercise price	$0.1770	$0.1770
Risk free interest rate	6.75%	6.75%
Annualized volatility	439.41%	446.80%
Dividend Yield	$0.00	$0.00

Year to maturity	2.19	2.68

During the six months ended June 30, 2026, the quoted market price of VEII common stock declined to a level that resulted in the fair value of the Company’s common stock investment being reduced to zero. In addition, because the exercise price of the warrants significantly exceeded the quoted market price of VEII common stock as of June 30, 2026, the estimated fair value of the warrants was also determined to be zero using the Black-Scholes option pricing model. Accordingly, the Company recorded an unrealized loss to reflect the decline in fair value.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Due to Alset Inc.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The total cumulative amount as of June 30, 2026 was $1,812,003, including $1,828,632 as of December 31, 2025, repaid $2,332 during three months ended March 31, 2026 and repaid $14,297 during three months ended June 30, 2026. The forgiven amounts were treated as capital contributions and recorded in additional paid-in-capital. In addition, the Company has outstanding balance due to AEI for the amount of $375,277 and $319,737 as of June 30, 2026 and December 31, 2025.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The total cumulative amount forgiven as of June 30, 2026 was $2,506,677, including $2,506,677 as of December 31, 2025, $0 during the three months ended March 31, 2026 and $0 during the three months ended June 30, 2026. The forgiven amounts were treated as capital contribution and recorded in additional paid-in capital, in addition, the Company has outstanding balance due to AIL for the amount of $127,123 and $102,328 as of June 30, 2026 and December 31, 2025.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents short-term working capital advances for the Company to finance its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. During the three months ended March 31, 2026, ABD advanced an additional $60,614 to the Company. During the three months ended June 30, 2026, ABD advanced additional $470,342 to the Company, resulting a total additional advance of $530,956 during the six months ended June 30, 2026. The total cumulative amount forgiven as of June 30, 2026 was $4,616,291, including $4,118,733 forgiven as of December 31, 2025, $39,199 during the three months ended March 31, 2026 and $458,359 during the three months ended June 30, 2026. The forgiven amounts were treated as capital contribution and recorded in additional paid-in capital, resulting in zero balance as of June 30, 2026 and December 31, 2025.

Due to Hapi Robot Inc.

Hapi Robot Inc. (“HRI”) is incorporated in the United States of America, and is a fellow subsidiary of Alset Inc. The amount due from HRI represents payable to the Company for the investment in 40% ownership of HRI. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HRI is non-interest bearing. Since the amount due to HRI is due upon request, it is classified as a current liability. The original total amount due to HRI was $4, the entire outstanding balance of $4 was forgiven and treated as capital contribution and recorded in additional paid-in capital as of December 31, 2025. No additional amounts were advanced or forgiven during the six months ended June 30, 2026, and accordingly, there was no outstanding balance due to HRI as of June 30, 2026 and December 31, 2025.

Due to Alset Global Pte. Limited.

Alset Global Pte. Limited (“AGPL”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from AGPL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AGPL is non-interest bearing. Since the amount due to AGPL is due upon request, it is classified as a current liability. The total cumulative amount forgiven as of June 30, 2026 was $50,436, including $50,792 forgiven as of December 31, 2025, with the remaining change attributable to Cumulative Translation Adjustment during the six months ended June 30, 2026. The forgiven amount was treated as capital contribution and recorded in additional paid-in capital. No additional were advanced during the period the six months ended June 30, 2026, and accordingly, there was no outstanding balance due to AGPL as of June 30, 2026 and December 31, 2025.

Due to Global eHealth Limited.

Global eHealth Limited (“GHL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from GHL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to GHL is non-interest bearing. Since the amount due to GHL is due upon request, it is classified as a current liability. The total cumulative amount forgiven as of June 30, 2026 was $130,736, including $131,777 forgiven as of December 31, 2025, with the remaining change attributable to Cumulative Translation Adjustment during the six months ended June 30, 2026. The forgiven amount was treated as capital contribution and recorded in additional paid-in capital. No additional amounts were advanced during the six months ended June 30, 2026, and accordingly, there was no outstanding balance due to GHL as of June 30, 2026 and December 31, 2025.

Due to HWH International Inc.

HWH International Inc. (“HWH”) is incorporated in the United States of America, and is a fellow subsidiary of Alset Inc. The amount due to HWH as of June 30, 2026 represents short-term working capital advances to the Company to finance its daily operations, including $855 borrowed from HWH, $639,445 from Health Wealth Happiness Pte. Ltd, a subsidiary of HWH and $2,752 advanced from Hapi Wealth Builder Ltd., a subsidiary of HWH. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HWH is non-interest bearing. Since the amount due to HWH is due upon request, it is classified as a current liability. The total cumulative amount forgiven as of June 30, 2026 was $637,548, $513,157 as of December 31, 2025, $126,664 during the three months ended March 31, 2026 with the remaining change attributable to Cumulative Translation Adjustment during the three months ended June 30, 2026. The forgiven amount was treated as capital contribution and recorded in additional paid-in capital, resulting in zero balance as of June 30, 2026 and December 31, 2025.

Due from LiquidValue Development Limited.

LiquidValue Development Limited (“LVDL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from LVDL represents short-term working capital advances from the Company for LVDL daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due from LVDL is non-interest bearing. Since the amount due from LVDL is due upon request, it is classified as a current liability. The total cumulative amount forgiven as of June 30, 2026 was $12,752, including $12,854 forgiven as of December 31, 2025, with the remaining change attributable to Cumulative Translation Adjustment during the six months ended June 30, 2026. The forgiven amount was treated as capital contribution and recorded in additional paid-in capital. No additional amounts were advanced during the six months ended June 30, 2026, and accordingly, there was no outstanding balance due from LVDL as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, $100,000 credit was advanced, and interest income of $1,995 and $3,967 are included in interest income for the three and six months ended June 30, 2026, respectively. Interest income of $1,995 and $3,967 are included in interest income for the three and six months ended June 30, 2025, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc. entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company borrowed $1,400,000 (the “AEI Loan Amount”) from AEI in exchange for a Convertible Promissory Note (the “AEI Note”). The AEI Note bears simple interest at a rate of 8% per annum and had an original term of three years, maturing on February 23, 2026. Subsequent to the maturity, the Company and AEI entered into an amendment to the AEI Note extending the maturity date by an additional three years to February 23, 2029. All other terms of the AEI Note remain unchanged. As of June 30, 2026, the outstanding principal balance of $1,400,000 is classified within non-current liabilities in the condensed consolidated balance sheets. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. AEI may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to AEI early and without penalty. As of June 30, 2026, $1,400,000 remains unpaid, and interest expenses of $27,923 and $55,540 are included in interest expenses for the three and six months ended June 30, 2026, respectively. Interest expenses of $27,923 and $55,540 are included in interest expenses for the three and nine months ended June 30, 2025, respectively. The AEI Loan Amount was used by the Company to fulfill the CN #1 between the Company and VEII.

CN #2

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“CN #2”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. CN #2 was amended pursuant to an agreement dated December 19, 2023. Under CN #2, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years and will mature on December 14, 2026, with 8% interest per annum. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of June 30, 2026, $1,000,000 credit was advanced, and interest income of $19,945 and $39,671 is included in interest income for the three and six ended June 30, 2026, respectively. Interest income of $19,945 and $39,671 are included in interest income for the three and six months ended June 30, 2025, respectively. The Company has subsequently confirmed with VEII the intention to extend the loan to December 14, 2027, with final terms to be formalized prior to the original maturity.

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

As of June 30, 2026, $1,000,000 remains unpaid, and interest expenses of $12,465 and $24,794 are included in interest expenses for the three and six months ended June 30, 2026, respectively. Interest expenses of $12,465 and $24,794 are included in interest expenses for the three and six months ended June 30, 2025, respectively. The Company used the AIL Loan Amount to fulfill the CN#2.

CN #3

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“CN #3”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under CN #3 accrue simple interest at 8% per annum. Each Advance under CN #3 and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII common stock; or (3) be repaid in a combination of cash and shares of VEII common stock. The principal amount of each advance under CN #3 shall be due and payable on the third (3rd) annual anniversary of the date that the advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any advance shall be paid on the last business day of June and on the last business day of December of each year in which the advance is outstanding and not converted into shares of VEII common stock. Company may prepay any advance under CN #3 and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the loan amount. As of June 30, 2026, $110,000 credit was advanced, and interest income of $2,194 and $4,364 is included in interest income for the three and six months ended June 30, 2026, respectively. Interest income of $2,194 and $4,364 is included in interest income for the six months ended June 30, 2025, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Convertible promissory note receivable - related party measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2026
Assets
Convertible loans receivable – VEII	$-	$516,098	$-	$516,098

Total convertible promissory note receivable - related party at Fair Value	$-	$516,098	$-	$516,098

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Convertible loans receivable – VEII	$-	$489,418	$-	$489,418

Total convertible promissory note receivable - related party at Fair Value	$-	$489,418	$-	$489,418

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

CN#	1	2	3
Valuation date	June 30, 2026	June 30, 2026	June 30, 2026
Risk-free interest rate	4.178%	3.942%	3.983%
Expected life	2.65 year	0.46 year	1.04 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	278.301%	278.301%	278.301%
Expected dividend yield	0%	0%	0%

Fair value	$15,291	$392,781	$108,026

CN#	1	2	3
Valuation date	December 31, 2025	December 31, 2025	December 31, 2025
Risk-free interest rate	3.598%	3.608%	3.472%
Expected life	0.12 year	0.95 year	1.54 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	245.887%	245.887%	245.887%
Expected dividend yield	0%	0%	0%

Fair value	$10,860	$377,925	$100,633

	December 31, 2025	Additions	Unrealized Gain	June 30, 2026
Convertible notes receivable, related party	$489,418	$-	$26,680	$516,098
Total	$489,418	$-	$26,680	$516,098

	December 31, 2024	Additions	Unrealized Loss	June 30, 2025
Convertible notes receivable, related party	$569,630	$-	$(12,289)	$557,341
Total	$569,630	$-	$(12,289)	$557,341

During the six months ended June 30, 2026 and 2025, the Company measured the fair value of convertible notes receivable with VEII and the balance increased from $489,418 to $516,098 and decreased from $569,630 to $557,341, respectively. The total $26,680 revaluated gain amount and $12,289 revaluated loss amount was booked in unrealized gain (loss) on securities investment – related party in the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, VEIHK owed the Company a total of $64,869, of which recorded in amount due from related party in the financial statements. As of December 31, 2025, VEIHK owed the Company a total of $121,199, of which recorded in amount due from related party in the financial statements.

Due from Hapi Travel Holding Pte. Ltd.

On December 17, 2024, the Company entered into a shares purchase agreement with Hapi Travel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in accordance with the terms and conditions set out in the shares purchase agreement entered into with HTHPL, in exchange for a promissory note in amount of $82,635, which bears an 6% interest rate and has a scheduled maturity two years from the date of the promissory note. Interest income of $979 and $1,947 is included in interest income for the three and six months ended June 30, 2026, respectively. Interest income of $1,183 and $2,354 is included in interest income for the three and six months ended June 30, 2025, respectively. There were $64,688 and $65,204 included in promissory note receivable for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. The Company recognized a $257,733 gain through additional paid in capital as a result of the sale to a related party.

Note 7. LEASES

The Company has operating leases for its F&B store in Taiwan. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.70 years, with a weighted-average discount rate of 3.08%.

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

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $2,265 and $3,847 which was included in general and administrative expenses in the statements of operations for the three months ended June 30, 2026 and 2025, respectively; and lease expenses amounted to $4,940 and $7,865 which was included in general and administrative expenses in the statements of operations for the six months ended June 30, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $100,339 and $111,202 for the six months ended June 30, 2026 and 2025, respectively. Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2026	December 31, 2025

Right-of-use assets	$-	$-

Lease liabilities - current	181,249	203,824
Lease liabilities - non-current	100,292	183,757
Total lease liabilities	$281,541	$387,581

As of June 30, 2026, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending June 30, 2027	$186,694
12 months ending June 30, 2028	74,251
12 months ending June 30, 2029	27,957
Total undiscounted lease payments	288,902
Less: Imputed interest	(7,361)
Present value of lease liabilities	$281,541
Operating lease liabilities - current	181,249
Operating lease liabilities - non-current	$100,292

Note 8. SUBSEQUENT EVENTS

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

The Company has historically relied on AIL, our former majority stockholder, and subsequently Alset Inc., our current majority stockholder and direct corporate parent, as its principal source of funding. Alset Inc. has committed to continue providing financial support as necessary to enable the Company to meet its obligations and has agreed not to demand repayment of amounts due for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. While management believes this financial support will provide sufficient liquidity to meet the Company’s near-term operating needs, the Company continues to pursue additional sources of capital through equity or debt financings to support its long-term growth strategy and reduce its reliance on related-party financing. There can be no assurance that additional financing, whether from existing stockholders or third parties, will be available on acceptable terms, or at all. Any future equity financing may be dilutive to existing stockholders, and debt financing could impose restrictive covenants that may adversely affect the Company’s operations. If the Company is unable to obtain additional capital on acceptable terms when needed, it may be required to reduce or delay planned business initiatives and growth opportunities.

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

From 2025 and through second quarter of 2026, we achieved the following key milestones:

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending June 30, 2026 and 2025

Revenue

Revenue generated primarily by the food and beverage business, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $68,246 and $72,415, for the three months ended June 30, 2026, and 2025, respectively. Revenue generated from the e-commerce business, HAIL, was $17 and $114 for the three months ended June 30, 2026 and 2025, respectively. Total revenues were $68,263 and $72,529, respectively, for the three months ended June 30, 2026 and 2025.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $87,452 and $96,319 for the three months ended June 30, 2026 and 2025, respectively, of which $0 and $7,237 was depreciation for computer equipment and leasehold improvement, respectively. The cost of e-commerce business was $15 and $108 for the three months ended June 30, 2026 and 2025, respectively. Total cost of revenue for the three months ended June 30, 2026 and 2025 was $87,467 and $103,664, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended June 30, 2026 and 2025 were $186,153 and $261,949, respectively, of which $1,362 and $4,790 were depreciation expenses and $2,529 and $2,357 were rent expenses, respectively. The decrease was mainly due to the zero amortization of right-of-use assets after fully impaired in 2025.

Other (Expense) Income

Total other expenses for the three months ended June 30, 2026 was $37,047 and other income for the three months ended June 30, 2025 was $667,471, respectively, of which $25,335 and $25,635 was interest income, $35,564 was unrealized loss on securities investment-related party and $341,589 was unrealized gain on securities investment-related party, $11,299 and $1,576 was other income, ($40,389) and ($40,389) was interest expenses, and $2,272 and $339,060 of foreign exchange gain, respectively. The decrease of other expenses was mainly due to $377,153 fair value gain of VEII shares and warrants and $336,788 foreign exchange gain decreased during the period.

Other Comprehensive Gain (Loss) from translation

For the three months ended June 30, 2026 and 2025, the Company recorded other comprehensive gain (loss) from a translation of $8,966 and ($356,639) in the consolidated financial statements, respectively.

For the unaudited six months period ending June 30, 2026 and 2025

Revenue

Revenue generated primarily by the food and beverage business, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $129,148 and $127,689, for the three months ended June 30, 2026, and 2025, respectively. Revenue generated from the e-commerce business, HAIL, was $17 and $141 for the six months ended June 30, 2026 and 2025, respectively. Total revenues were $129,165 and $127,830, respectively, for the six months ended June 30, 2026 and 2025.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $173,869 and $194,204 for the six months ended June 30, 2026 and 2025, respectively, of which $0 and $12,716 was depreciation for computer equipment and leasehold improvement, respectively. The cost of e-commerce business was $132 and $139 for the six months ended June 30, 2026 and 2025, respectively. Total cost of revenue for the six months ended June 30, 2026 and 2025 was $174,001 and $207,059, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the six months ended June 30, 2026 and 2025 were $387,624 and $525,586, respectively, of which $2,720 and $9,392 were depreciation expenses and $4,364 and $4,506 were rent expenses, respectively. The decrease was mainly due to the zero amortization of right-of-use assets after fully impaired in 2025.

Other (Expense) Income

Total other expenses for the six months ended June 30, 2026 and 2025 was ($56,318) and ($564,262), respectively, of which $49,930 and $50,875 was interest income, ($2,181) and ($914,800) was unrealized loss on securities investment-related party, $11,337 and $1,860 was other income, ($80,334) and ($80,334) was interest expenses, and ($35,449) and $378,137 of foreign exchange (loss) gain, respectively. The decrease of other expenses was mainly due to $912,619 fair value loss of VEII shares and warrants decreased during the period.

Other Comprehensive Gain (Loss) from translation

For the six months ended June 30, 2026 and 2025, the Company recorded other comprehensive gain (loss) from a translation of $72,297 and ($408,337) in the consolidated financial statements, respectively.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $641,309, compared to $497,189 as of December 31, 2025.

In the three months ended June 30, 2026, we incurred net loss of $242,404. In the six months ended June 30, 2026, we incurred net loss of $488,778, negative working capital of $681,705, and $571,046 net cash used in operating activities.

The Company expects continued improvement in its Food and Beverage business. Nevertheless, current conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that this substantial doubt is alleviated by the ongoing financial support from Alset Inc., which is expected to provide sufficient liquidity for the Company to meet its obligations for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. The Company has obtained a written letter of financial support from Alset Inc., the Company’s direct corporate parent, under which Alset Inc. has committed to provide any additional funding required by the Company during that period.

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

The Company began generating revenue from the F&B business by providing quality catering services in the People’s Republic of China (“PRC”) since January 2023, and in Taiwan since April 2024.

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

As of June 30, 2026, the Company received $591,614 from Alset Inc. and its’ subsidiaries, which included in the amount $647,891 referred to “Advance from related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total $383,047 was transferred to its Hong Kong subsidiaries for their daily operations $255,437 to Hotapp International Limited and $127,611 to Hapi Café Limited. Throughout the period of 2026, $149,882 from HCHK were transferred to HCCN, respectively. The funds to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and for the daily operations of HCCN and HCDG. A total of $9,303 in foreign exchange gain was generated during the period of 2026. For details, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025” set forth in this Quarterly Report.

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

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. HCDG is the subsidiary of HCCN that conducts operations in the PRC. These companies were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended June 30, 2026 or 2025, respectively.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of our majority stockholder, Alset Inc., are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing 45.69%) of VEII, which are recorded at fair value of $0 and $10,560 at June 30, 2026 and December 31, 2025, respectively. $10,560 and $1,256,389 in unrealized loss was recognized during the six months ended June 30, 2026 and 2025, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of June 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAPI METAVERSE INC.

Date: August 7, 2026	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

