Form 10-Q
period 2026-09-30
Hapi Metaverse Inc.
filed 2026-11-10
CIK 1600347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 10, 2026, there were 507,610,326 shares outstanding of the registrant’s common stock $0.0001 par value.

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

2

3

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2026	As of December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$450,797	$497,189
Accrued interest receivable - related party	327,402	255,000
Loan due from related party	52,837	121,199
Promissory note receivable	64,660	-
Prepaid expenses and other current assets	56,830	60,052
Convertible promissory note receivable – related party	8,496	-
TOTAL CURRENT ASSETS	961,022	933,440

Property and equipment, net	31,919	31,192
Other non-current assets	37,907	44,847
Promissory note receivable – related party	-	65,204
Investment in securities at fair value – related party	10,949	28,861
Convertible promissory note receivable – related party	385,553	489,418
TOTAL ASSETS	$1,427,350	$1,592,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,299	90,055
Amount due to related parties	528,575	426,234
Convertible promissory note payable – related party - current	1,400,000	1,400,000
Promissory note payable – related party	1,000,000	1,000,000
Operating lease liabilities – current	153,656	203,824
TOTAL CURRENT LIABILITIES	3,119,530	3,120,113

NON-CURRENT LIABILITIES:
Operating lease liabilities- non-current	62,058	183,757
TOTAL NON-CURRENT LIABILITIES:	62,058	183,757

TOTAL LIABILITIES	$3,181,588	$3,303,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized, 0 issued and outstanding as of September 30, 2026 and December 31, 2025	$-	$-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 507,610,326 shares issued and outstanding, as of September 30, 2026 and December 31, 2025	50,761	50,761
Additional paid-in capital	21,287,115	20,563,247
Accumulated other comprehensive loss	(882,470)	(870,140)
Accumulated deficit	(22,209,644)	(21,454,776)
TOTAL HAPI METAVERSE INC. STOCKHOLDERS’ DEFICIT	(1,754,238)	(1,710,908)
NON-CONTROLLING INTERESTS		-
TOTAL STOCKHOLDERS’ DEFICIT	$(1,754,238)	$(1,710,908)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,427,350	$1,592,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues:
Food & Beverage	$45,478	$73,718	$174,626	$201,407
eCommerce	-	10	17	151
Total of Revenue	$45,478	$73,728	$174,643	$201,558

Cost of revenues
Food & Beverage – Depreciation	$-	$(9,056)	$-	$(21,772)
Food & Beverage – Cost of revenues	(81,309)	(72,561)	(255,178)	(266,765)
eCommerce - Cost of revenues	(6)	(84)	(138)	(223)
Total Cost of revenues	$(81,315)	$(81,701)	$(255,316)	$(288,760)

Gross loss	$(35,837)	$(7,973)	$(80,673)	$(87,202)

Operating expenses:
Depreciation	$(1,366)	$(5,312)	$(4,086)	$(14,704)
General and administrative	(172,626)	(233,353)	(557,530)	(749,547)
Impairment loss on PPE and ROU assets	-	(526,279)	-	(526,279)
Gain on termination of lease	33,646	-	33,646	-
Total Operating expenses	$(140,346)	$(764,944)	$(527,970)	$(1,290,530)

Loss from operations	(176,183)	(772,917)	(608,643)	(1,377,732)

Other income (expense):
Interest income – related party	$25,521	$26,239	$75,307	$77,114
Interest income	-	-	523	-
Other (expense) income	(9,724)	30	1,613	1,890
Interest expense – related party	(40,833)	(40,833)	(121,167)	(121,167)
Foreign exchange gain (loss)	46,229	(103,089)	10,780	275,048
Unrealized loss on Securities Investment – related party	(111,100)	(596,399)	(113,281)	(1,511,199)
Total Other (expense) income	$(89,907)	$(714,052)	$(146,225)	$(1,278,314)

(Loss) income before taxes	$(266,090)	$(1,486,969)	$(754,868)	$(2,656,046)
Provision for income taxes	-	-	-	-
Net (loss) income	$(266,090)	$(1,486,969)	$(754,868)	$(2,656,046)
Less: Net loss attributable to non-controlling interests	-	-	-	-
Net (loss) income attributable to common shareholders	$(266,090)	$(1,486,969)	$(754,868)	$(2,656,046)

Net (loss) income	$(266,090)	$(1,486,969)	$(754,868)	$(2,656,046)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$(84,627)	$83,060	$(12,330)	$(325,277)
Total comprehensive (loss) income, net of tax:	$(350,717)	$(1,403,909)	$(767,198)	$(2,981,323)

Less Comprehensive loss attributable to non-controlling interests	$-	$-	$-	$-
Total Comprehensive (loss) income attributable to common stockholders	$(350,717)	$(1,403,909)	$(767,198)	$(2,981,323)

Net loss per common share – basic and diluted
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares of common stock outstanding -
Basic and diluted	507,610,326	507,610,326	507,610,326	507,610,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Three and Nine Months Ended September 30, 2026
	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2025	507,610,326	$50,761	$20,563,247	$(870,140)	$(21,454,776)	$(1,710,908)	$-	$(1,710,908)

Related party liabilities transferred to equity	-	-	162,482	-	-	162,482	-	162,482
Net loss for the period	-	-	-	-	(246,374)	(246,374)	-	(246,374)
Foreign currency translation adjustment	-	-	-	63,331	-	63,331	-	63,331

Balance March 31, 2026	507,610,326	$50,761	$20,725,729	$(806,809)	$(21,701,150)	$(1,731,469)	$-	$(1,731,469)

Related party liabilities transferred to equity	-	-	441,543	-	-	441,543	-	441,543
Net loss for the period	-	-	-	-	(242,404)	(242,404)	-	(242,404)
Foreign currency translation adjustment	-	-	-	8,966	-	8,966	-	8,966

Balance June 30, 2026	507,610,326	$50,761	$21,167,272	$(797,843)	$(21,943,554)	$(1,523,364)	$-	$(1,523,364)

Related party liabilities transferred to equity	-	-	119,843	-	-	119,843	-	119,843
Net loss for the period	-	-	-	-	(266,090)	(266,090)	-	(266,090)
Foreign currency translation adjustment	-	-	-	(84,627)	-	(84,627)	-	(84,627)

Balance September 30, 2026	507,610,326	$50,761	$21,287,115	$(882,470)	$(22,209,644)	$(1,754,238)	$-	$(1,754,238)

	Three and Nine Months Ended September 30, 2025
	Common Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hapi Metaverse Inc. Stockholders’ Deficit	Non-Controlling Interests	Stockholders’ Deficit
Balance December 31, 2024	507,610,326	$50,761	$11,426,328	$(546,692)	$(17,884,549)	$(6,954,152)	$(4,303)	$(6,958,455)

Acquisition of a subsidiary	-	-	-	635	(4,938)	(4,303)	4,303	-
Net loss for the period	-	-	-	-	(1,543,464)	(1,543,464)	-	(1,543,464)
Foreign currency translation adjustment	-	-	-	(52,333)	-	(52,333)	-	(52,333)

Balance March 31, 2025	507,610,326	$50,761	$11,426,328	$(598,390)	$(19,432,951)	$(8,554,252)	$-	$(8,554,252)

Related party liabilities transfer to equity	-	-	8,415,131	-	-	8,415,131	-	8,415,131
Acquisition of a subsidiary	-	-	-	(4,938)	4,938	-	-	-
Net income for the period	-	-	-	-	374,387	374,387	-	374,387
Foreign currency translation adjustment	-	-	-	(351,701)	-	(351,701)	-	(351,701)

Balance June 30, 2025	507,610,326	$50,761	$19,841,459	$(955,029)	$(19,053,626)	$(116,435)	$-	$(116,435)

Related party liabilities transfer to equity	-	-	460,128	-	-	460,128	-	460,128
Net loss for the period	-	-	-	-	(1,486,969)	(1,486,969)	-	(1,486,969)
Foreign currency translation adjustment	-	-	-	83,060	-	83,060	-	83,060

Balance September 30, 2025	507,610,326	$50,761	$20,301,587	$(871,969)	$(20,540,595)	$(1,060,216)	$-	$(1,060,216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hapi Metaverse Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(754,868)	$(2,656,046)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	4,086	36,476
Impairment on property and equipment	-	134,457
Non-cash lease expenses	6,636	158,457
Impairment on right-of-use assets	-	391,822
Gain on termination of lease	(33,646)	-
Foreign exchange gain	(10,780)	(275,049)
Unrealized loss on securities investment – related party	113,281	1,511,199

Change in operating assets and liabilities:
Prepaid expenses and other current assets	3,222	23,792
Accrued interest receivable - related party	(72,402)	(72,866)
Other non-current assets	6,939	(3,343)
Accounts payable, other payable and accrued expenses	(52,984)	(50,549)
Accounts payable, other payable and accrued expenses - related parties	154,163	-
Operating lease liabilities	(144,857)	(151,626)
Net cash used in operating activities	$(781,210)	$(953,276)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,089)	$(94,921)
Net cash used in investing activities	$(5,089)	$(94,921)

CASH FLOW FROM FINANCING ACTIVITIES:
Advance from related parties	$719,800	$1,278,206
Advance to related parties	-	(119,056)
Net cash provided by financing activities	$719,800	$1,159,150

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(66,499)	$110,953
Effects of foreign exchange rates on cash and cash equivalents	20,107	465

CASH AND CASH EQUIVALENTS at the beginning of period	497,189	428,660
CASH AND CASH EQUIVALENTS at the end of period	$450,797	$540,078

Supplemental schedule of non-cash investing and financing activities
Transfer of due to related parties to equity	$723,868	$8,875,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAPI METAVERSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Hapi Metaverse Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2012 and established a fiscal year end of December 31. The Company has been in the Food and Beverage (“F&B”) business since 2022. The Company is planning on expanding serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions.

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

Liquidity and Capital Resources

In the three months ended September 30, 2026, we incurred net loss of $266,090 and had a negative working capital of $2,158,508. In the nine months ended September 30, 2026, we incurred net loss of $754,868 and $781,210 of net cash was used in operating activities.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives and impairment of property and equipment, valuation allowance for deferred tax assets, and the fair value estimate for the Company’s warrants and convertible notes receivable with a related party.

Revision of Previously Issued Financial Statements

In connection with the preparation of the condensed consolidated financial statements for the nine months ended September 30, 2026, the Company identified that payroll and related employee benefit costs of personnel who directly support the business of the F&B operation had been classified within general and administrative (“G&A”) expenses rather than within cost of revenue in prior periods. Under U.S. generally accepted accounting principles, these costs are properly presented within cost of revenue to align with the functional activities of the personnel involved. Accordingly, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2026, reflect the appropriate classification, and the prior period comparative amounts have been revised to conform to the current-period presentation.

The Company evaluated this misclassification, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin No. 99 and SAB No. 108 and concluded that it was not material to the previously issued financial statements. Accordingly, the Company has revised the prior period comparative amounts presented herein to correct the classification. As a result of the revision, cost of revenue increased by $65,453 and $215,802, and general and administrative expenses decreased by the same amounts, for the three and nine months ended September 30, 2025, respectively, resulting in a corresponding decrease in gross profit; there was no effect on previously reported total revenues, loss from operations, net income (loss), total assets, total liabilities, stockholders’ equity, or net cash flows from operating, investing, or financing activities.

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

Foreign currency risk

Because of its foreign operations, the Company holds cash balances denominated in currencies other than the U.S. dollar. As of September 30, 2026, the Company’s cash included amounts equivalent to $202,251, $30,750, $33,271, and $23,780, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date. As of December 31, 2025, the Company’s cash included amounts equivalent to $419,118, $61,786, $15,498, and $14,764, denominated in Hong Kong Dollars (“HK$”), Singapore Dollars (“S$”), New Taiwan Dollars (“NT$”), and Chinese Yuan (“CN¥”), respectively, translated into U.S. dollars using exchange rates in effect as of that date.

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

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services or catering service in the contract by analyzing customer perspective, immateriality, implicit promises, setup activities, and marketing incentives; (ii) determination of whether the promised goods or services or catering service are performance obligations including whether they are distinct in the context of the contract by analyze the contract from the perspective of the customer; (iii) measurement of the transaction price, including the constraint on variable consideration by the expected value method and the most likely amount method; (iv) allocation of the transaction price to the performance obligations based on a relative stand-alone selling price basis, or the price at which the Company would sell the good or service separately to similar customers in similar circumstances; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. This should only be done once the transaction is complete and the obligation is fulfilled. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services or catering service it transfers to the customer.

Costs to obtain or fulfill a contract are capitalized and expensed over the life of the contract.

The Company began generating revenue from the food and beverage business by providing quality catering services in the People’s Republic of China (“PRC”) since January 2023 and in the Republic of China (“Taiwan”) since April 2024. The Company acts as the principal in these arrangements because it controls the goods and services before they are transferred to customers. Accordingly, revenue is recognized on a gross basis at a point in time, when the Company provides the product to the customer. On September 1, 2026, the Company ceased operations of the café in Taiwan.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current in accordance with ASC 740. The Company has recorded a full valuation allowance against all deferred tax assets as of September 30, 2026 and 2025.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incurred any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2026 or 2025.

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

For the three and nine months ended September 30, 2026, the Company recorded foreign currency translation adjustment of ($84,627) and ($12,330) in the consolidated financial statements, respectively. For the three and nine months ended September 30, 2025 the Company recorded foreign currency translation adjustment of $83,060 and ($325,277) in the consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient permits an entity, as part of developing reasonable and supportable forecasts, to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll	$9,011	$41,621
Accrued professional fees	12,386	11,218
Other account payable and accrued expenses	15,902	37,216
Total	$37,299	$90,055

Note 4. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Cost
Leasehold improvement	$119,714	$119,914
Computer equipment	83,360	77,582
Furniture & Fittings	3,270	3,133
Motor Vehicle	31,985	32,255
Total cost	$238,329	$232,884

Less: accumulated depreciation #
Leasehold improvement	$33,464	$33,603
Computer equipment	31,768	29,861
Furniture & Fittings	919	880
Motor Vehicle	4,265	1,882
Total accumulated depreciation	$70,416	$66,226

Less: impairment ##
Leasehold improvement	$86,033	$86,033
Computer equipment	46,510	46,510
Furniture & Fittings	2,199	2,199
Total impairment##	$134,742	$134,742
Less: Foreign currency translation adjustment	$1,252	$724

Net value at the end of period
Leasehold improvement	$-	$-
Computer equipment	4,199	819
Furniture & Fittings	-	-
Motor Vehicle	27,720	30,373
Total Net	$31,919	$31,192

#

–Total of depreciation expenses charged for the three months ended September 30, 2026 and 2025 were $1,366 and $14,368, respectively, of which $0 and $9,056 were booked under cost of revenue for the three months ended September 30, 2026 and 2025, respectively, and $1,366 and $5,312 were booked under general and administrative expenses for the three months ended September 30, 2026 and 2025, respectively.

–Total of depreciation expenses charged for the nine months ended September 30, 2026 and 2025 were $4,086 and $36,476, respectively, of which $0 and $21,772 were booked under cost of revenue for the nine months ended September 30, 2026 and 2025, respectively, and $4,086 and $14,703 were booked under general and administrative expenses for the nine months ended September 30, 2026 and 2025, respectively.

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

Note 5. INVESTMENT IN RELATED PARTY

The Company elected the fair value option (“FVO”) under ASC 825 for its investment in VEII, a related party, which would otherwise be accounted for under the equity method. Accordingly, pursuant to ASC 825-10-25-7(b), the Company also applies the FVO to its other eligible financial interests in VEII, including convertible notes receivable. These instruments are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The Company also measures its warrants to purchase VEII common stock at fair value using the Black-Scholes option pricing model, with changes in fair value recognized in earnings.

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

On September 30, 2026 and December 31, 2025, the Company owned 21,120,795 shares of VEII’s outstanding common stock, which represent 45.69% of share capital of VEII and 36,723,160 warrants with an exercise price of $0.1770 per share. As the Company only owns 45.69% of VEII as voting interest, the Company does not need to consolidate VEII in the financial statements.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Asset
Investment Securities – Fair Value	$-	$10,560	$-	$10,560
Warrants – VEII	-	18,301	-	18,301

Total Investment in securities at Fair Value-related party	$-	$28,861	$-	$28,861

Unrealized (loss) gain for the period ended March 31, 2026
Investment Securities – Fair Value	$-	$-	$-	$-
Warrants – VEII	-	(74)	-	(74)

Total unrealized (loss) gain for the period ended March 31, 2026	$-	$(74)	$-	$(74)

Unrealized (loss) gain for the period ended June 30, 2026
Investment Securities – Fair Value	$-	$(10,560)	$-	$(10,560)
Warrants – VEII	-	(18,227)	-	(18,227)

Total unrealized (loss) gain for the period ended June 30, 2026	$-	$(28,787)	$-	$(28,787)

Unrealized (loss) gain for the period ended September 30, 2026
Investment Securities – Fair Value	$-	$-	$-	$-
Warrants – VEII	-	10,949	-	10,949

Total unrealized (loss) gain for the period ended September 30, 2026	$-	$10,949	$-	$10,949

September 30, 2026
Asset
Investment Securities – Fair Value	$-	$-	$-	$-
Warrants – VEII	-	10,949	-	10,949

Total Investment in securities at Fair Value-related party	$-	$10,949	$-	$10,949

Unrealized loss on securities investment at fair value-related party was $111,100 and $596,399 in the three months ended September 30, 2026 and 2025, respectively. These losses were recorded directly to net loss.

Unrealized loss on securities investment at fair value-related party was $113,281 and $1,511,199 in the nine months ended September 30, 2026 and 2025, respectively. These losses were recorded directly to net loss.

Warrants

On September 6, 2023, the Company received warrants to purchase shares of VEII. For further details on this transaction, refer to Note 6 - Related Party Balance and Transactions. As of September 30, 2026 and December 31, 2025, the fair value of the warrants was $10,949 and $18,301, respectively. The Company did not exercise any warrants during the nine months ended September 30, 2026 and the year ended December 31, 2025. We value VEII warrants under level 2 category through a Black-Scholes option pricing model.

The fair value of the VEII warrants under level 2 category as of September 30, 2026, and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2026	December 31, 2025

Stock price	$0.0003	$0.0005
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.00%	6.75%
Annualized volatility	510.72%	446.80%
Dividend Yield	$0.00	$0.00

Year to maturity	1.94	2.68

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 6. RELATED PARTY BALANCES AND TRANSACTIONS

Due to Alset Inc.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The total cumulative amount as of September 30, 2026 was $1,828,632, including $1,828,632 as of December 31, 2025. The forgiven amounts were treated as capital contributions and recorded in additional paid-in-capital. In addition, the Company has outstanding balance due to AEI for the amount of $384,714 and $319,737 as of September 30, 2026 and December 31, 2025.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The total cumulative amount forgiven as of September 30, 2026 was $2,506,677, including $2,506,677 as of December 31, 2025. The forgiven amounts were treated as capital contribution and recorded in additional paid-in capital, in addition, the Company has outstanding balance due to AIL for the amount of $139,726 and $102,328 as of September 30, 2026 and December 31, 2025.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due to ABD represents short-term working capital advances provided by ABD to the Company to finance its daily operations. The advances are non-interest-bearing, unsecured, and repayable on demand, with no written agreement or financial or non-financial covenants. Accordingly, any outstanding balance due to ABD is classified as a current liability.

During the three months ended March 31, June 30, and September 30, 2026, ABD advanced an additional $60,614, $470,342, and $194,462, respectively, to the Company, totaling $725,418 during the nine months ended September 30, 2026. The cumulative amount forgiven as of September 30, 2026 was $4,844,151, including $4,118,733 forgiven as of December 31, 2025, and $39,199, $458,359, and $227,860 forgiven during the three months ended March 31, June 30, and September 30, 2026, respectively. The forgiven amounts were treated as capital contributions and recorded in additional paid-in capital. There was no outstanding balance due to ABD as of September 30, 2026 and December 31, 2025.

Due to Hapi Robot Inc.

Hapi Robot Inc. (“HRI”) is incorporated in the United States of America, and is a fellow subsidiary of Alset Inc. The amount due from HRI represents payable to the Company for the investment in 40% ownership of HRI. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HRI is non-interest bearing. Since the amount due to HRI is due upon request, it is classified as a current liability. The original total amount due to HRI was $4, the entire outstanding balance of $4 was forgiven and treated as capital contribution and recorded in additional paid-in capital as of December 31, 2025. No additional amounts were advanced or forgiven during the nine months ended September 30, 2026, and accordingly, there was no outstanding balance due to HRI as of September 30, 2026 and December 31, 2025.

Due to Alset Global Pte. Limited.

Alset Global Pte. Limited (“AGPL”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due to AGPL represents short-term working capital advances provided by AGPL to the Company to finance its daily operations. The advances were non-interest-bearing and repayable on demand, with no written agreement or financial or non-financial covenants. Accordingly, any outstanding balance due to AGPL is classified as a current liability.

The cumulative amount forgiven as of September 30, 2026 was $50,792, including $50,792 forgiven as of December 31, 2025. The forgiven amounts were treated as capital contributions and recorded in additional paid-in capital. No additional advances were provided during the nine months ended September 30, 2026. Accordingly, there was no outstanding balance due to AGPL as of September 30, 2026 and December 31, 2025.

Due to Global eHealth Limited.

Global eHealth Limited (“GHL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due to GHL represents short-term working capital advances provided by GHL to the Company to finance its daily operations. The advances were non-interest-bearing and repayable on demand, with no written agreement or financial or non-financial covenants. Accordingly, any outstanding balance due to GHL is classified as a current liability.

The cumulative amount forgiven as of September 30, 2026 was $131,777, including $131,777 forgiven as of December 31, 2025. The forgiven amounts were treated as capital contributions and recorded in additional paid-in capital. No additional advances were provided during the nine months ended September 30, 2026. Accordingly, there was no outstanding balance due to GHL as of September 30, 2026 and December 31, 2025.

Due to / from EnerSyn Global Inc.

EnerSyn Global Inc. (“ESYN”), formerly known as HWH International Inc., is incorporated in the United States of America and was previously a fellow subsidiary of Alset Inc. prior to the change in control of ESYN during the third quarter of 2026. The Company previously received short-term working capital advances totaling $513,520 from Health Wealth Happiness Pte. Ltd. (“HWHPL”), a subsidiary of ESYN, to finance its daily operations. The Company also received additional advances totaling $6,912 from other entities within the ESYN group and paid certain operating expenses on behalf of the ESYN group. These advances were non-interest-bearing and repayable on demand, with no written agreements or financial or non-financial covenants. The outstanding advances from HWHPL had been forgiven as of December 31, 2025. During the nine months ended September 30, 2026, an additional $5,000 of related-party liabilities was forgiven. Including the previously forgiven amounts, related foreign currency adjustments, and amounts forgiven by Alset Business Development Pte. Ltd. (“ABDPL”), a total of $723,868 of related-party liabilities was reclassified to additional paid-in capital as capital contributions during the nine months ended September 30, 2026. Accordingly, the Company had no outstanding balance due to the ESYN group as of September 30, 2026 and December 31, 2025.

Following the change in control of ESYN, the Company separately presented receivable and payable balances with the ESYN group. During the three months ended September 30, 2026, HotApp International Limited, a subsidiary of the Company, paid certain operating expenses on behalf of Hapi Wealth Builder Ltd. (“HWBL”), a subsidiary of ESYN. These amounts are expected to be settled on a monthly basis. Accordingly, the Company recorded a receivable from ESYN of $2,018 and $0 as of September 30, 2026 and December 31, 2025, respectively, which was classified as a current asset.

Prior to the change in control, balances with ESYN and its subsidiaries were presented on a net basis within related-party balances. Following the change in control, the Company separately presented amounts due to and due from ESYN to reflect the respective nature of the transactions.

Due from LiquidValue Development Limited.

LiquidValue Development Limited (“LVDL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from LVDL represents short-term working capital advances provided by the Company to LVDL to finance LVDL’s daily operations. The advances were non-interest-bearing and repayable on demand, with no written agreement or financial or non-financial covenants. The cumulative amount forgiven as of September 30, 2026 was $12,854, including $12,854 forgiven as of December 31, 2025. No additional advances were provided during the nine months ended September 30, 2026. There was no outstanding balance due from LVDL as of September 30, 2026 and December 31, 2025.

Convertible Promissory Notes with VEII

CN #1

On January 27, 2023, the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (“CN #1”) with Value Exchange International, Inc., a Nevada corporation. CN #1 provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under CN #1 at 8%. The principal amount of any advance of money under CN #1 (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid in shares of VEII’s common stock in lieu of cash payment. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed conversion price for the conversion option until Hapi Metaverse gives notice of conversion to convert the Loan Amount into shares of VEII common stock. The maturity date was extended to February 23, 2028 in March 2026.

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

As of September 30, 2026, $100,000 credit was advanced, and interest income of $2,016 and $5,984 are included in interest income for the three and nine months ended September 30, 2026, respectively. Interest income of $2,016 and $5,984 are included in interest income for the three and nine months ended September 30, 2025, respectively. Alset Inc. acted as an intermediary to pay the money directly to VEII. A corresponding note payable to Alset Inc. was entered into in connection with this transaction. See the following paragraph for a description of the note payable to Alset Inc.

On February 23, 2023, the Company and Alset Inc. (“AEI”) entered into a Subscription Agreement (the “AEI Subscription Agreement”). Pursuant to the AEI Subscription Agreement, the Company borrowed $1,400,000 (the “AEI Loan Amount”) from AEI in exchange for a Convertible Promissory Note (the “AEI Note”). The AEI Note bears simple interest at a rate of 8% per annum and had an original term of three years, maturing on February 23, 2026. Subsequent to the maturity, the Company and AEI entered into an amendment to the AEI Note extending the maturity date by an additional three years to February 23, 2029. All other terms of the AEI Note remain unchanged. As of September 30, 2026, the outstanding principal balance of $1,400,000 is classified within non-current liabilities in the condensed consolidated balance sheets. The AEI Note may be converted in whole or in part, into fully-paid and non-assessable shares of common stock, par value $0.0001 per share, of the Company (the “Shares”) at fixed conversion rate equal to $0.50 per share. AEI may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AEI Loan Amount to AEI early and without penalty. As of September 30, 2026, $1,400,000 remains unpaid, and interest expenses of $28,230 and $83,770 are included in interest expenses for the three and nine months ended September 30, 2026, respectively. Interest expenses of $28,230 and $83,770 are included in interest expenses for the three and nine months ended September 30, 2025, respectively. The AEI Loan Amount was used by the Company to fulfill the CN #1 between the Company and VEII.

CN #2

On December 14, 2023, the Company entered into a Convertible Credit Agreement (“CN #2”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. CN #2 was amended pursuant to an agreement dated December 19, 2023. Under CN #2, as amended, this amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years and will mature on December 14, 2026, with 8% interest per annum. In the event that the Company converts this loan into shares of VEII common stock, the conversion price shall be $0.045 per share. In the event that the Company elects to convert any portion of the loan into shares of VEII common stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to the Company five (5) detachable warrants for each share of VEII common stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of common stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount. As of September 30, 2026, $1,000,000 credit was advanced, and interest income of $20,164 and $59,836 is included in interest income for the three and nine months ended September 30, 2026, respectively. Interest income of $20,164 and $59,836 are included in interest income for the three and nine months ended September 30, 2025, respectively. The Company has subsequently confirmed with VEII the intention to extend the loan to December 14, 2027, with final terms to be formalized prior to the original maturity.

On December 15, 2023, the Company and Alset International Limited (“AIL”) entered into a Subscription Agreement (the “AIL Subscription Agreement”). Pursuant to the AIL Subscription Agreement, the Company has borrowed $1,000,000 (the “AIL Loan Amount”) from AIL in exchange for a Promissory Note (the “AIL Note”). The term of the AIL Note is three years and will mature on December 15, 2026, with simple interest rate of 5% per annum. AIL may require repayment upon 30 days’ notice. The Company shall be entitled to repay all or any portion of the AIL Loan Amount to Alset International Limited early and without penalty.

As of September 30, 2026, $1,000,000 remains unpaid, and interest expenses of $12,603 and $37,397 are included in interest expenses for the three and nine months ended September 30, 2026, respectively. Interest expenses of $12,603 and $37,397 are included in interest expenses for the three and nine months ended September 30, 2025, respectively. The Company used the AIL Loan Amount to fulfill the CN#2.

CN #3

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“CN #3”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under CN #3 accrue simple interest at 8% per annum. Each Advance under CN #3 and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII common stock; or (3) be repaid in a combination of cash and shares of VEII common stock. The principal amount of each advance under CN #3 shall be due and payable on the third (3rd) annual anniversary of the date that the advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date 3”). Prior to the Advance Maturity Date 3, unpaid interest accrued on any advance shall be paid on the last business day of June and on the last business day of December of each year in which the advance is outstanding and not converted into shares of VEII common stock. Company may prepay any advance under CN #3 and interests accrued thereon prior to Advance Maturity Date 3 without penalty or charge. At the time of this filing, the Company has not converted the loan amount. As of September 30, 2026, $110,000 credit was advanced, and interest income of $2,218 and $6,582 is included in interest income for the three and nine months ended September 30, 2026, respectively. Interest income of $2,218 and $6,582 is included in interest income for the three and nine months ended September 30, 2025, respectively.

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny).

Convertible promissory note receivable - related party measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2026
Assets
Convertible loans receivable – VEII	$-	$394,049	$-	$394,049

Total convertible promissory note receivable - related party at Fair Value	$-	$394,049	$-	$394,049

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Convertible loans receivable – VEII	$-	$489,418	$-	$489,418

Total convertible promissory note receivable - related party at Fair Value	$-	$489,418	$-	$489,418

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

CN#	1	2	3
Valuation date	September 30, 2026	September 30, 2026	September 30, 2026
Risk-free interest rate	4.677%	4.051%	4.449%
Credit adjusted risky rate	61.069%	17.630%	19.272%
Expected life	1.40 year	0.21 year	0.79 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	303.692%	303.692%	303.692%
Expected dividend yield	0%	0%	0%

Fair value	$15,967	$369,586	$8,496

CN#	1	2	3
Valuation date	December 31, 2025	December 31, 2025	December 31, 2025
Risk-free interest rate	3.598%	3.608%	3.472%
Credit adjusted risky rate	59.990%	15.781%	14.968%
Expected life	0.12 year	0.95 year	1.54 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	245.887%	245.887%	245.887%
Expected dividend yield	0%	0%	0%

Fair value	$10,860	$377,925	$100,633

	December 31, 2025	Additions	Unrealized Loss	September 30, 2026
Convertible notes receivable, related party	$489,418	$-	$(95,369)	$394,049
Total	$489,418	$-	$(95,369)	$394,049

	December 31, 2024	Additions	Unrealized Loss	September 30, 2025
Convertible notes receivable, related party	$569,630	$-	$(34,683)	$534,947
Total	$569,630	$-	$(34,683)	$534,947

During the nine months ended September 30, 2026 and 2025, the Company measured the fair value of convertible notes receivable with VEII and the balance decreased from $489,418 to $394,049 and decreased from $569,630 to $534,947, respectively. The total $95,369 and $34,683 revaluated loss amount was booked in unrealized loss on securities investment – related party in the nine months ended September 30, 2026 and 2025, respectively.

On August 22, 2025, the Company’s subsidiary Smart Reward Express Limited paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a subsidiary of VEII, in the amount of $34,185 as an interest-free loan, which is due on demand.

On September 5, 2025, the Company’s subsidiary Hotapp International Limited entered into a loan agreement with VEIHK, in the amount of $84,819 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. The Company entered into a verbal agreement with VEIHK pursuant to which the Company agreed to cease accruing interest on the outstanding balance after December 31, 2025, and VEIHK agreed to repay the outstanding balance during 2026. As of September 30, 2026, total $70,298 was repaid.

As of September 30, 2026, VEIHK owed the Company a total of $50,720, which was recorded in loan due from related party in the financial statements. As of December 31, 2025, VEIHK owed the Company a total of $121,199, which was recorded in loan due from related party in the financial statements.

During the three months ended March 31, 2026, a subsidiary of the Company paid operating expenses totaling $99 on behalf of its related party, New Energy Asia Pacific Company Limited. As of September 30, 2026, the outstanding balance of $99 was included in “Loan due from related parties” on the Company’s condensed consolidated balance sheets.

Due from HapiTravel Holding Pte. Ltd.

On December 17, 2024, the Company entered into a share purchase agreement with HapiTravel Holding Pte. Limited (“HTHPL”), pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears an interest rate of 6% and has a scheduled maturity two years from the date of the promissory note. Prior to the change in control of EnerSyn Global Inc. (“ESYN”), ESYN indirectly held a 17.1% ownership interest in HTHPL through its wholly owned subsidiary, Health Wealth Happiness Pte. Ltd. (“HWHPL”).

Interest income of $979 and $2,906 was recognized for the three and nine months ended September 30, 2026, respectively. Interest income of $1,193 and $3,798 was recognized for the three and nine months ended September 30, 2025, respectively. The Company recognized a $257,733 gain through additional paid-in capital as a result of the sale to a related party.

As of December 31, 2025, the outstanding principal balance of $65,204 and accrued interest of $4,839 were included in promissory note receivable – related parties and loans due from related parties, respectively, in the Company’s consolidated balance sheet. Following the change in control of ESYN during the third quarter of 2026, whereby Alset Inc. (“AEI”), the Company’s ultimate parent, ceased to control ESYN, HTHPL was no longer considered a related party of the Company. Accordingly, as of September 30, 2026, the outstanding principal balance of $64,660 and accrued interest of $7,701 were included in promissory note receivable and prepaid expenses and other current assets, respectively, in the Company’s condensed consolidated balance sheet.

Note 7. LEASES

The Company has operating leases for its daily operations in the PRC and its one F&B store in Taiwan. The lease for one of the offices in the PRC was terminated during Q3 2026, resulting in a gain of $33,646, which was recognized under “Gain on termination of lease” on condensed consolidated income statement for the period ended September 30, 2026. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.57 years, with a weighted-average discount rate of 3.04%.

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

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $1,696 and $3,497 which was included in general and administrative expenses in the statements of operations for the three months ended September 30, 2026 and 2025, respectively; and lease expenses amounted to $6,636 and $11,362 which was included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $140,176 and $162,288 for the nine months ended September 30, 2026 and 2025, respectively. Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2026	December 31, 2025

Right-of-use assets	$-	$-

Lease liabilities - current	153,656	203,824
Lease liabilities - non-current	62,058	183,757
Total lease liabilities	$215,714	$387,581

As of September 30, 2026, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ending September 30, 2027	$157,974
12 months ending September 30, 2028	43,835
12 months ending September 30, 2029	20,018
Total undiscounted lease payments	221,827
Less: Imputed interest	(6,113)
Present value of lease liabilities	$215,714
Operating lease liabilities - current	153,656
Operating lease liabilities - non-current	$62,058

Note 8. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through November 10, 2026, the date that the condensed consolidated financial statements were issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Terminated café lease of HCTW

On October 28, 2026, the Company terminated its cafe lease of HCTW and returned the leased premises to the landlord. In connection with the termination, a three-month rental penalty, approximately $32,230, was netted against the rental deposit held by the landlord. Upon termination, the Company will derecognize the remaining lease liability (corresponding to approximately 12 months of the original lease term, approximately $121,733), resulting in a gain on lease termination. The net financial effects, including the application of the rental deposit against the penalty, will be reflected in the Company’s consolidated financial statements for the three months ending December 31, 2026.

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

Results of Operations

Summary of Key Results

For the unaudited three months period ending September 30, 2026 and 2025

Revenue

Revenue generated primarily by the food and beverage business, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $45,478 and $73,718, for the three months ended September 30, 2026, and 2025, respectively. Revenue generated from the e-commerce business, HAIL, was $0 and $10 for the three months ended September 30, 2026 and 2025, respectively. Total revenues were $45,478 and $73,728, respectively, for the three months ended September 30, 2026 and 2025. On September 1, 2026, the Company ceased operations of the café under HCTW.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $81,309 and $81,617 for the three months ended September 30, 2026 and 2025, respectively, of which $0 and $9,056 was depreciation for computer equipment and leasehold improvement, respectively. The cost of e-commerce business was $6 and $84 for the three months ended September 30, 2026 and 2025, respectively. Total cost of revenue for the three months ended September 30, 2026 and 2025 was $81,315 and $81,701, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the three months ended September 30, 2026 and 2025 were $140,346 and $764,944, respectively, of which $0 and $391,822 were impairment loss on right-of-use assets, $0 and $134,457 were impairment on property and equipment, $33,646 and $0 were gain on termination of right-of-use assets, $1,366 and $5,312 were depreciation expenses and $1,290 and $2,369 were rent expenses, respectively. The decrease was mainly due to the zero amortization of right-of-use assets after fully impaired in 2025 and impairment on property and equipment provided in 2025.

Other (Expense) Income

Total other expenses for the three months ended September 30, 2026 and 2025 was $89,907 and $714,052, respectively, of which $25,521 and $26,239 was interest income, $111,100 and $596,399 was unrealized loss on securities investment-related party, ($9,724) and $30 was other (expense) income, ($40,833) and ($40,833) was interest expenses, and $46,229 and ($103,089) of foreign exchange gain (loss), respectively. The decrease of other expenses was mainly due to $485,299 fair value loss of VEII shares and warrants and $149,318 foreign exchange loss decreased during the period.

Other Comprehensive Gain (Loss) from translation

For the three months ended September 30, 2026 and 2025, the Company recorded other comprehensive (loss) gain from a translation of ($84,627) and $83,060 in the consolidated financial statements, respectively.

For the unaudited nine months period ending September 30, 2026 and 2025

Revenue

Revenue generated primarily by the food and beverage business, Dongguan Leyouyou Catering Management Co., Ltd. (“HCDG”) and Hapi Café Co., Ltd. (“HCTW”), was $174,626 and $201,407, for the nine months ended September 30, 2026, and 2025, respectively. Revenue generated from the e-commerce business, HAIL, was $17 and $151 for the nine months ended September 30, 2026 and 2025, respectively. Total revenues were $174,643 and $201,558, respectively, for the nine months ended September 30, 2026 and 2025. On September 1, 2026, the Company ceased operations of the café under HCTW.

Cost of Revenue

Cost of revenue related primarily to F&B cost was $255,178 and $288,537 for the nine months ended September 30, 2026 and 2025, respectively, of which $0 and $21,772 was depreciation for computer equipment and leasehold improvement, respectively. The cost of e-commerce business was $138 and $223 for the nine months ended September 30, 2026 and 2025, respectively. Total cost of revenue for the nine months ended September 30, 2026 and 2025 was $255,316 and $288,760, respectively.

Operating Expenses

Operating expenses consist primarily of salary and benefits, professional fees, consulting expenses and maintenance expenses of existing software framework. We expect to maintain our operating expenses with moderate changes in line with business activities. Total operating expenses for the nine months ended September 30, 2026 and 2025 were $527,970 and $1,290,530, respectively, of which $0 and $391,822 were impairment loss on right-of-use assets, $0 and $134,457 were impairment on property and equipment, $4,086 and $14,704 were depreciation expenses and $5,654 and $6,875 were rent expenses, respectively. The decrease was mainly due to the zero amortization of right-of-use assets after fully impaired in 2025.

Other (Expense) Income

Total other expenses for the nine months ended September 30, 2026 and 2025 was $146,225 and $1,278,314, respectively, of which $75,307 and $77,114 was interest income – related party, $113,281 and $1,511,199 was unrealized loss on securities investment-related party, $1,613 and $1,890 was other income, $121,167 and $121,167 was interest expenses, and $10,780 and $275,048 of foreign exchange gain, respectively. The decrease of other expenses was mainly due to $1,397,918 fair value loss of VEII shares and warrants decreased during the period.

Other Comprehensive Gain (Loss) from translation

For the nine months ended September 30, 2026 and 2025, the Company recorded other comprehensive loss from a translation of $12,330 and $325,277 in the consolidated financial statements, respectively.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of $450,797, compared to $497,189 as of December 31, 2025.

In the three months ended September 30, 2026, we incurred net loss of $266,090. In the nine months ended September 30, 2026, we incurred net loss of $754,868, negative working capital of 2,158,508, and $781,210 net cash used in operating activities.

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

The Company began generating revenue from the F&B business by providing quality catering services in the People’s Republic of China (“PRC”) since January 2023, and in Taiwan since April 2024. On September 1, 2026, the Company ceased operations of the café in Taiwan.

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

As of September 30, 2026, the Company received $649,502 from Alset Inc. and its’ subsidiaries, which was included in the amount $719,800 referred to “Advance from related parties” under Consolidated Statements of Cash Flows of Consolidated Financial Statements, of which a total of $384,760 was transferred to its Hong Kong subsidiaries for their daily operations $257,149 to Hotapp International Limited and $127,611 to Hapi Café Limited. In the first nine months of 2026, $214,920 from HCHK were transferred to HCCN. The funds transferred to HCCN, the PRC subsidiary of the Company, were mainly for capital injection to HCCN and for the daily operations of HCCN and HCDG. A total of $2,562 in foreign exchange gain was generated during the period of 2026. For details, please refer to “Item. 8 Financial Statements - Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025” set forth in this Quarterly Report.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Group did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses for the period ended September 30, 2026 or 2025, respectively.

Investment in Securities – related party

The Company entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc. (“VEII”), a Nevada corporation on April 8, 2021 and October 17, 2022 respectively.

On January 27, 2023, the Company and HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation) (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (“CN #1”) with VEII. CN #1 provides VEII with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under CN #1 at 8%. The principal amount of any advance of money under CN #1 (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of VEII common stock in lieu of cash payment.

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

On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Convertible Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII common stock. The maturity date was extended to February 23, 2028 in March 2026.

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

Our Chairman, Chan Heng Fai, and another member of our Board of Directors, Lum Kan Fai, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc., our majority stockholder, are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny) The Company currently owns a total of 21,120,795 shares (representing 45.69%) of VEII, which are recorded at fair value of $0 and $10,560 at September 30, 2026 and December 31, 2025, respectively. $17,656 and $1,511,199 in unrealized loss was recognized during the nine months ended September 30, 2026 and 2025, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAPI METAVERSE INC.

Date: November 10, 2026	By:	/s/ Lee Wang Kei
Lee Wang Kei
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Lui Wai Leung, Alan
Lui Wai Leung, Alan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

